Form 10-K
period 1993-12-31
TRIANGLE PACIFIC CORP
filed 1994-03-31
CIK 230602

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                        December 31, 1993


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to


Commission File Number:                0-22138


                                 Triangle Pacific Corp.

        (Exact name of registrant as specified in its charter)

           Delaware                                          94-
2998971
State or other jurisdiction or                          (I.R.S.
Employer
incorporation or organization                          Identification
No.)

                           16803 Dallas Parkway, Dallas, Texas
75248
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (214) 931-3000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.01 per share
     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    X     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At February 15, 1994, the aggregate market value of the registrant's common stock held by non-affiliates was $213,512,835.

     The number of shares outstanding of the registrant's Common
Stock, par value $.01 per share, as of March 18, 1994: Common Stock - 14,661,329 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates certain information by reference from the registrant's Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held May 4, 1994.

                                 PART I

Item 1.   Business

     The Company is a Delaware corporation organized in February 1986 for the purpose of acquiring Triangle Pacific Corp., a New York
corporation  ("Old   Triangle"),  in   a  leveraged  buyout transaction
completed in May 1986. In September 1988, TPC Holding Corp. ("Holding") acquired the Company in a second leveraged buyout transaction pursuant to which the Company became a wholly-owned subsidiary of Holding.

     On June 8, 1992, the Company successfully completed a capital restructuring (the "1992 Restructuring") pursuant to which substantially all of the Company's outstanding long-term indebtedness, redeemable preferred stock and common stock were exchanged for new debt with lower interest rates and new common stock, and Holding was merged into the Company.

     The Company filed two registration statements with the Securities and Exchange Commission in 1993 and sold to the public 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10 1/2% Senior Notes due 2003 (collectively, "the Offerings"). The net proceeds of the Offerings together with borrowings under a new $90 million credit facility were used (i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and
(ii) for working capital and general corporate purposes.

     The Company's operations are conducted through a single business segment which consists of the manufacture and distribution of building
products.   The Company  through  its  Bruce  Hardwood  Floors Division produces hardwood flooring and through its Cabinet Division manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in the residential new construction and remodeling. The Company through its Beltsville Division also operates a general building materials distribution center located in Beltsville, Maryland. The Company's business is seasonal, with demand for its products generally highest between April and November.

     Presented below is a summary of sales results for each of the fiscal years 1989 through 1993.

                               1993      1992      1991      1990     1989
      Net Sales:                              (in millions)
      Bruce Hardwood
       Floors Division       $ 200.0   $ 151.3   $ 116.3   $ 129.9   $ 130.4

      Cabinet Division         125.6     123.2     125.1     165.3     185.6

      Beltsville
        Division                20.7      19.2      16.2      29.2      40.9

      Intracompany sales*          -       (.9)     (1.5)     (3.3)     (4.3)

      Total Net Sales        $ 346.3   $ 292.8   $ 256.1   $ 321.1   $ 352.6

     *Represents intracompany sales from the Cabinet Division to the Beltsville Division which are eliminated in consolidation.

Bruce Hardwood Floors Division

     The Company's Bruce Hardwood Floors Division is the largest and best known manufacturer of hardwood flooring in the United States. The Company produces a complete line of hardwood flooring products and believes that it is generally recognized for its superior quality and service. The Company believes the Bruce name is the most recognized brand name in hardwood flooring.

Industry Overview

     Sales of hardwood flooring have grown from 2.9% of total United States floorcovering sales in 1982 to an estimated 5.5% of estimated total United States floorcovering sales in 1993. The Company believes that the growth of hardwood flooring sales is due to increased consumer
preference  for   the  aesthetic   appeal  of   hardwood  flooring and
technological advances in the production, installation and maintenance of hardwood flooring.

     Hardwood flooring competes primarily with carpet, vinyl and ceramic
tile in  the floorcovering  market.   The increased  sales  of hardwood
flooring during the last decade have been achieved at the expense of carpet and vinyl floorcovering. The Company believes that the principal competitive factors in the floorcovering market are aesthetic appeal, price, durability and ease of installation and maintenance.

Products and Product Development

     The Company offers approximately 100 varieties of hardwood flooring products in three basic categories - 3/4" solid strip and plank, 3/8" laminated strip, plank and parquet and 5/16" solid parquet - in unfinished and a variety of pre-finished styles and colors. The Company's hardwood flooring products are generally available in various widths and lengths and are differentiated in terms of quality and price based primarily on whether the product is finished or unfinished and on the grade of the raw materials used to produce the product.

     The Company has been a leader in developing a wide variety of new hardwood flooring products, including (i) 5/16" solid parquet flooring,
(ii) 3/8" laminated flooring, (iii) 3/8" laminated, square-edge, pre-finished flooring, (iv) 3/8" acrylic-impregnated flooring for commercial applications (all of the above for glue-down installation) and (v) 3/4"
square-edge, pre-finished  flooring.   The  Company  believes  that new
product development has enabled it to increase its sales and has contributed to the overall growth of hardwood flooring sales since
the mid- 1970s.   The Company's product innovations have improved the
attractiveness of hardwood flooring for a variety of floorcovering applications.

     The Company has been instrumental in the development of thinner hardwood flooring products which can be glued to the concrete slab foundations increasingly used in new home construction. Installation of 3/4" hardwood flooring over concrete slabs requires the construction of a false floor above the slab to which the hardwood flooring can be nailed, thereby increasing installation time and expense. The Company has developed 5/16" flooring products, which can be glued to wood or concrete slab foundations, eliminating the need for a false floor. The development of 3/8" laminated flooring (consisting of multiple layers of oak veneer, glued and pressed together), which can be glued to a wood or concrete sub-floor, further expanded the uses for hardwood flooring. The dimensional stability of laminated flooring permits its installation in kitchens and basements where the presence of moisture had previously rendered hardwood flooring impractical.

     More recently, the Company has pioneered the development of new products with improved durability and ease of maintenance to meet the higher standards demanded by the commercial floorcovering users. The Company's new patent-pending Wear Master line of acrylic - impregnated laminated flooring, offering the only lifetime wear surface available in hardwood floor covering today, was introduced in 1993. These products make Bruce hardwood flooring a much more viable alternative for commercial applications such as office buildings, hotels, restaurants and retail establishments.

Manufacturing

     The Company manufactures its 3/4" solid oak hardwood flooring products at its plants in Nashville, and Jackson, Tennessee; Beverly,
West Virginia,  and West  Plains,  Missouri.    These  plants  have the
capacity to produce a total of 1.55 million square feet of 3/4" flooring per week. The Company manufactures its 3/8" laminated hardwood flooring products at its plants in Center, Texas and Port Gibson, Mississippi. The Center plant has a capacity of 500,000 square feet of 3/8" flooring per week and produces sufficient 1/8" oak veneer to supply approximately one-half of its veneer requirements. The Port Gibson, Mississippi plant has a capacity of 200,000 square feet of 3/8" flooring per week and also supplies most of the remainder of the Center plant's veneer requirements for the production of 3/8" laminated products. The Company manufactures its 5/16" solid parquet products at its plant in Jackson, Tennessee, which has the capacity to produce 400,000 square feet of 5/16" flooring per week in addition to its production of 3/4" product.

     To alleviate capacity limitations, the Company is currently in the process of further expanding the plants in Beverly, West Virginia and Port Gibson, Mississippi. The West Virginia project will enable that plant to increase its capacity to produce 3/4" product from 540,000 square feet per week to 690,000 square feet per week. The Port Gibson project will expand that plant's capacity to produce 3/8" laminated flooring from 200,000 square feet per week to 350,000 square feet per week, while maintaining the Port Gibson plant's ability to supply veneer to the Center plant. These capacity expansions, which are expected to be completed by mid-1994, will increase total hardwood flooring capacity from 2.65 million to 2.95 million square feet per week.

     The Beverly, West Virginia facility is operated by the Company under an 18-year lease with the West Virginia Economic Development Corporation expiring 2007 (subject to extension until 2017 at the option
of the  Company).   In connection  with the Beverly, West Virginia plant
expansion, the Company made capital expenditures of $7.5 million for the purchase of equipment in the name of the West Virginia Economic
Development Corporation.   Pursuant  to the  operating lease,  the West
Virginia Economic Development Corporation reimbursed the Company for $5.5 million of the cost of such equipment.

     The following table sets forth certain information concerning the manufacturing facilities operated by the Bruce Hardwood Floors Division.

                              Owned/                                     Capacity (1)
     Location            Leased           Product              (Sq.Ft./Week)
     Nashville, TN        Owned     3/4" strip and plank;          450,000
                                    pre-finished, unfinished

     West Plains, MO      Owned     3/4" strip; pre-finished,    360,000
                                    unfinished

     Beverly, WV          Leased    3/4" strip; pre-finished,       540,000
                                    unfinished

     Jackson, TN (2)      Owned     5/16" solid parquet;           400,000
                                    pre-finished, unfinished
                                    3/4" strip; unfinished                        200,000

     Center, TX (3)       Owned     3/8" laminated strip, plank 500,000
                                    and parquet; pre-finished,
                                    unfinished

     Port Gibson, MS (3)  Owned     3/8" laminated strip, plank  200,000
                                    and parquet; pre-finished,
                                    unfinished                  __________

          Total Capacity                                         2,650,000

______________________
(1)  Production capacity based on multiple shift operations.

(2) The Jackson plant also manufactures dimension parts used by the Cabinet Division in cabinet production. See "- Cabinet Division - Manufacturing" below.

(3) The Center and Port Gibson plants also produce 1/8" veneer, which is used in the manufacture of 3/8" laminated products at these plants.

     In 1994, the Company plans to construct a new 3/4" solid product plant, which will add approximately 360,000 square feet of capacity per week. The new facility is currently in the design stage and the Company is in the process of selecting a site for the new plant. Construction is expected to commence in the second quarter of 1994 and will take approximately nine to twelve months to complete.

     Raw materials for the hardwood flooring products produced at the Nashville, Jackson, Beverly and West Plains plants consist primarily of rough cut oak lumber. Each plant obtains lumber from local independent sawmill operators, purchasing entire truckloads of ungraded, mixed specie lumber. The Company maintains an inventory of purchased lumber
which  is   sufficient  for   approximately  three  to  four  months of
operations. The quality and efficiency of lumber purchasing and grading operations are important determinants of manufacturing yields and productivity.

     Purchased lumber is stacked for drying in the open air for 90 to 120 days, and then placed in dry kilns for approximately five to seven days to reduce moisture content. Where necessary, the Company operates pre-drying kilns, which shorten the required open-air drying time. The
Company's  drying   processes  are   another  important  determinant of
satisfactory product yields. Following drying, the flooring-grade lumber is cut into various sizes of strip, plank and parquet flooring. The products are then sanded and, in most cases, bevelled. A majority
of  the   Company's  products   are  pre-finished  with  a  urethane or
combination stain  and wax  finish.    Pre-finished  products  are more
durable and do not require a time-consuming sanding and finishing process at the installation site. Recently, the Company began treating a portion of its 3/8" laminated product with an acrylic impregnating process to produce its new Wear Master line of commercial flooring.

     Raw  materials   for  the   laminated  hardwood  flooring products
manufactured at the Company's plants in Center, Texas and Port Gibson, Mississippi consist of oak logs which are purchased primarily from independent loggers located within about 100 miles of the respective
plants.   Purchased logs  are stored  in soaking ponds until needed, and then debarked, soaked in hot water or steamed, cut into five-foot lengths, loaded into a lathe, and peeled to produce sheets of thin oak veneer. Layers of veneer are then pressed into plywood which is cut into
strip, plank and parquet hardwood flooring  and   pre-finished.    The
Company employs advanced veneer manufacturing processes which substantially increase material yields, thereby reducing costs.
The total conversion time for laminated products, from log to finished product, is approximately one week.

Sales

     The Bruce Hardwood Floors Division sells its products to over 100 independent wholesale floorcovering distributors located throughout the United States and eight other countries. Most distributors handle a diverse line of floorcovering products in addition to hardwood flooring. The Company's distributors sell their products to retail floorcovering dealers, installation contractors, builders, remodelers and retail home
center stores.   The  Company believes  that new  home construction and
remodeling account for approximately 40% and 60%, respectively, of its hardwood flooring sales.

     The Bruce  trademark is a valuable asset because of its significant
brand name  recognition.   Based on  independent  surveys,  the Company
believes that Bruce has the highest consumer brand name recognition of any hardwood flooring product. Sales and marketing efforts for Bruce hardwood floors are designed to further solidify its well-recognized position among resellers of hardwood flooring and to heighten Bruce's
brand name  recognition among  end users.   The  Company advertises its
Bruce hardwood flooring products in national and regional publications, including House Beautiful, Better Homes and Gardens, Sunset, Southern Living and others.

     The Company has developed Bruce product displays, more than 50,000, of which have been placed in floorcovering dealer showrooms. These product displays are available in a variety of sizes designed to accommodate the varying floor spaces available in dealer showrooms. The Company has also developed marketing programs specifically tailored to retail home center stores and commercial users and has developed displays to demonstrate the ease of do-it-yourself installation of
hardwood floors.   The  do-it-yourself installation  displays have been
placed in approximately 4,000 retail locations. More than half of these displays have been placed in the past two years. Management believes that both the product displays and the do-it-yourself installation displays are important sales promotion devices.

     The Company operates a training facility at its Nashville plant to give its floorcovering distributors, dealers and contractors training in the sale, installation and maintenance of hardwood floors. The Company believes it is the only hardwood flooring manufacturer to offer installation training services to its distributors and their customers. Providing this training, results in better educated resellers and installers, which the Company believes should enhance their ability to sell more Bruce products and improve consumer satisfaction with the installed products.

     The  Bruce   Hardwood  Floors   Division   currently   employs 44
salespersons who are assigned geographical sales territories. In addition to making direct sales to independent distributors, the sales force assists distributors in broadening their market penetration by making joint sales calls on dealers, conducting installation training for distributors and their customers, and advising on the use of advertising and special product promotions. Salespersons earn bonuses, in addition to their salaries, based on volume and sales mix.

Competition

     The Bruce Hardwood Floors Division is currently the largest manufacturer of hardwood flooring in the United States.

     The floorcovering industry, which includes carpeting, sheet vinyl, vinyl tile, hardwood flooring and ceramic tile, is highly competitive. The principal competitive factors in floorcovering are aesthetic appeal, price, durability and ease of installation and maintenance. Hardwood flooring is generally more durable than other floorcoverings. Thus, although the average initial selling price of hardwood flooring is higher than that of the initial selling price of some other floorcoverings, the Company believes that the overall cost is competitive after taking into account average product life, maintenance expenses and removal and replacement costs.

     The Company believes it competes favorably based on the high quality of the Company's products and the additional product support services offered by the Company and on the Company's network of independent distributors, its production of a complete line of hardwood flooring products, its innovative product development and manufacturing technology, and its well-known Bruce trademark.

Cabinet Division

     The  Company   estimates  that   new  construction   accounts for
approximately  one-third  of  the  total  cabinet  industry  sales with
remodeling  generating   the  remaining  two-thirds.    Residential new
construction activity is more cyclical than remodeling activity, which has historically been relatively stable. Cabinet manufacturing is a highly fragmented industry with competitors of widely varying production capacities, distribution capabilities and financial resources. In recent years, contraction in the industry has resulted in smaller competitors leaving the market and more aggressive cost controls and marketing programs being implemented by the remaining participants. The Kitchen Cabinet Manufacturing Association estimates that there are 8,000
manufacturers  of   kitchen  and   bathroom   cabinets   competing for
approximately 50%  of the  total cabinet  market.   The balance  of the
market is supplied by trim carpenters and job-site cabinet makers. The market is dependent on new home construction and remodeling activity.

     The entire  cabinet  manufacturing  industry  is  characterized by
substantial excess  capacity.   In the  late  1970's,  new construction
expanded to meet the demands of more than two million housing starts annually plus remodeling. Price competition is severe, due principally to the excess industry capacity.

Products

     The  Company   manufactures  kitchen   and  bathroom   cabinets in
approximately 100 different styles and colors. Cabinets are marketed under the brand names "TriPac", "IXL" and "Classic Bath Products." In addition, the Company recently began marketing cabinets under the well known Bruce name. The Company continues to develop new product styles.
While  the   styles  of   the  Company's   cabinets  vary   from other
manufacturers' brands,  kitchen and  bathroom  cabinet  construction is
fundamentally the  same throughout  the industry.   Differences  in the
price and quality of the Company's cabinets result from variations in basic materials (e.g., solid oak, plywood, particleboard or fiberboard doors), the type and quality of exterior and interior finish, the quality of the hardware and other features such as adjustable shelves and interior storage aids.

Manufacturing

     The Company operates seven cabinet manufacturing plants, generally located within 500 miles of most major population centers in the United States. These regional plants enable the Company to compete with local and regional manufacturers on the basis of the cost of freight, speed of
delivery and  service  to  customers.    The  Company  also  operates a
manufacturing facility at Jefferson City, Tennessee which supplies cultured marble vanity tops, primarily to the Cabinet Division, and to retail home center stores, and a dimension parts manufacturing facility at Nappanee, Indiana.

     The following  table sets  forth certain information concerning the
Company's cabinet manufacturing facilities:
                          Owned/                              Capacity (1)
     Location             Leased            Product           (Units/Week)
     Auburn, NE           Owned      Kitchen and bathroom        10,000
                                     cabinets

     Elizabeth City, NC   Owned      Bruce and IXL kitchen       15,000
                                     and bathroom cabinets
                                     and European frameless
                                     cabinets

     McKinney, TX         Owned      Kitchen and bathroom         6,000
                                     cabinets

     Morristown, TN       Owned      Kitchen and bathroom         9,000 (2)
                                     cabinets

     Morristown, TN       Owned      Kitchen and bathroom         7,500
                                     cabinets

     Thompsontown, PA     Owned      Kitchen and bathroom        15,000
                                     cabinets

     Union City, IN       Owned      Kitchen and bathroom         9,000
                                     cabinets                  ________

                                                                 71,500

________________________
(1)  Production capacity based on single shift operations.

(2) This plant also produces finished end panels for certain other cabinet plants.

     The plants are primarily cabinet assembly operations. The plant inventories consist of raw materials, component parts and a limited amount of work in process. Raw materials utilized by the plants consist of sheet stock of plywood, particleboard or fiberboard, and component parts consist of dimension parts (front frame parts, doors and drawer fronts), finished end panels, finishing materials and hardware. In the cabinet assembly operations, front frame parts, doors and drawer fronts are sanded smooth and color stained and finished. Then, end panels, tops, bottoms and shelves are glued and stapled to the front frames, drawers are assembled to drawer fronts and hardware is attached. The completed cabinet is inspected, packed and staged for shipment.

     Sheet stock is a commodity product purchased from a variety of suppliers. The Company obtains its dimension parts, consisting of front frame parts, doors and drawer fronts, primarily from its manufacturing facility located at the Bruce hardwood flooring plant in Jackson,
Tennessee.   See "-  Bruce Hardwood  Floors  Division  - Manufacturing"
above. The Jackson plant supplies 74% of the Cabinet Division's front frame parts requirements and, together with a similar but smaller facility located in Nappanee, Indiana, approximately 85% of its door and
drawer front  requirements.   The  Company  manufacturers  finished end
panels at its Morristown, Tennessee cabinet plants. Finishing materials and hardware are purchased from several suppliers.

     The Cabinet Division is not dependent on any single supplier for any of its raw materials or component parts, other than the Jackson dimension parts plant. The Company believes its sources of supply are
adequate to  meet its  needs.   Imports from  foreign  suppliers, which
account for less than ten percent of the Company's cabinet materials, consist of wood veneer, laminated veneer door panels and certain hardware items. While the Company maintains insurance coverage on all of its properties, including the Jackson dimension parts plant, the loss of that plant could have an adverse effect on the Company's operations. See "- Properties" below.

Sales and Marketing

     The Company distributes its cabinets directly from its regional factories and through 37 Company-operated cabinet distribution centers and approximately 22 independent distributors. Factory-direct shipments are made for full truckload orders which typically are sold to national and regional builders, retail home center chain stores and to a lesser extent, independent building materials distributors. The Company also sells its cabinets to builders, kitchen and bath dealers and remodeling contractors through its Company-operated cabinet distribution centers and its Beltsville building products distribution center. Factory-direct shipments accounted for approximately 56% of the Cabinet Division sales in 1993, with sales through the Company's distribution centers and independent distributors accounting for the balance.

     The Company-operated distribution centers are also used to support sales to major builders and retail home centers by providing prompt replacements for lost or damaged cabinets and delivery and storage for truckload quantities of cabinets pending staged deliveries to job sites. The Company believes that its distribution centers are an important factor in maintaining and increasing its sales, and intends to open additional distribution centers in new geographic markets as conditions warrant.

     Buyers Choice is an innovative marketing strategy developed to enable buyers to design semi-custom cabinets to meet their individual
preferences.   Buyers Choice  product displays  contain samples  of the
various types, colors and qualities of basic materials, hardware and other features available to complete a semi-custom cabinet design. The buyer chooses the preferred combination and the Cabinet Division assembles the cabinets in accordance with the buyer's specifications. The Buyers Choice program has been popular with single-family home builders, who use the displays in model homes in connection with their marketing efforts.

     The Company provides personal computer software for use primarily by retail home center stores to create complete kitchen floor plans, including elevations and product specifications lists, with related prices, based on room measurements provided by customers. Management believes this software package to be a significant sales aid.

     The Cabinet Division has one of the largest sales forces in the cabinet industry, currently employing approximately 164 salespersons.
The sales  force makes  direct sales  and  service  calls  on builders, independent distributors and retail home center stores, and offers kitchen design, cabinet installation and cabinet display and marketing advice to retail home center stores and independent distributors. Most sales personnel are affiliated with one of the Company's distribution centers and are responsible for sales to all customers within their sales area including sales of cabinets directly by the plant. The Cabinet Division maintains a competitive salary base and provides performance incentives
by compensating  its   sales  force   with  bonuses   tied  to  volume and
profitability.

Competition

     The Company is the fourth largest manufacturer in the United States cabinet industry.

     The cabinet  industry is a mature, highly competitive, regionalized
and  highly   fragmented  industry  with  thousands  of  cabinet makers
competing primarily on a local basis.  There is a relatively high manual
labor  content  in  cabinet  products.    Because  of  the  low capital
requirements for cabinet assembly, it is relatively easy and inexpensive for small cabinet makers to enter the industry as manufacturing competitors. In addition, high transportation costs limit the area to which a manufacturer can ship cabinets and still remain competitive. This has led the Company, and more recently, some of its larger competitors, to open regional manufacturing plants and distribution
centers.   The Company's  seven regional  manufacturing  plants  and 37
Company-operated distribution centers are important factors in the Company's ability to maintain cost and price competitiveness with local and regional manufacturers.

     Due to  significant  excess  manufacturing  capacity,  the cabinet
industry  has   been  subject   to  severe  price  competition.  Other
competitive factors include quality of product, production capacity and speed of delivery. The Company believes it competes favorably because of its breadth and quality of product offerings, and its production capacity, regional manufacturing facilities, national sales force and distribution capabilities.

Beltsville Division

     The Company  operates a  general  building  materials distribution
center  in   Beltsville,  Maryland,   located  between   Baltimore and
Washington, D.C.    Principal  products  sold,  primarily  to builders,
include lumber, doors, windows, kitchen and bathroom cabinets and custom
millwork.   The Beltsville  Division is  the  largest  customer  of the
Cabinet Division and also purchases hardwood flooring products from local distributors of the Bruce Hardwood Floors Division. Management believes that the Beltsville Division has a reputation in its market area for quality products and a high level of customer service.

Backlog

     The Company generally sells its flooring products from inventories on hand. The company produces its cabinets primarily in response to firm orders and, to a lesser extent, to maintain a working inventory at distribution centers operated by the Company. The Company generally ships its cabinets within a short time (e.g., one week) after receipt of an order. Accordingly, the dollar amount of backlog orders believed to be firm is not significant or indicative of the Company's future sales and earnings.

Employees

     As of December 31, 1993, the Company employed approximately 3,545 persons, of which 2,171 were employed by the Bruce Hardwood Floors Division, 1,230 by the Cabinet Division, 108 by the Beltsville Division and the remainder in the Company's headquarters and other operations. The Company has entered into collective bargaining agreements with hourly employees at three of its six hardwood flooring plants, and
three  of   its  seven   cabinet  plants   covering  in   the aggregate
approximately  1,589  employees.    Management  considers  its employee
relations to be satisfactory.

Environmental Matters

     The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the
environment.    Permits  are  required  for  certain  of  the Company's
operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its results of operations or financial
condition.   However, the  requirements of  such  laws  and enforcement policies have generally become stricter in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Item 2.   Properties

     The Company's principal manufacturing facilities are described under "- Bruce Hardwood Floors Division - Manufacturing" and "- Cabinet Division - Manufacturing" above. Management believes that the Company's
plants  and   properties  are  generally  well-maintained  and  in good
operating condition.

     The Company maintains blanket property insurance coverage on all its properties with aggregate limits of $100 million. The Company is also insured for losses arising from loss of inventory, business
interruption and  certain extra  expense.   Although  this  coverage is
sufficient to replace any of the Company's manufacturing facilities, the complete loss of the dimension parts plant in Jackson, Tennessee for an extended period of time could adversely affect the Company's operations. See "- Cabinet Division - Manufacturing" above.

Item 3.   Legal Proceedings

     The  Company   is  not  a  party  to  any  material  pending legal
proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Executive Officers of the Registrant

     Set forth below as of December 31, 1993 are the names, ages and principal occupations of the executive officers of the Company, as well as certain other information concerning their business experience.

     Name and Positions held            Principal Occupation
     with the Company                   and Other Information

     Floyd F. Sherman                   Mr. Sherman has served as President
     Chairman of the Board of           of the Company since 1981 and
     Directors, President and           Chairman of the Board
     Chief Executive Officer            Directors, President and since
                                        July 1992.  Prior thereto he served as
                                        Executive Vice President of the
                                        Company.  Mr. Sherman is 54 years old
                                        and became a director of the Company
                                        in 1986.

     M. Joseph McHugh                   Mr. McHugh has served as Senior
     Director, Senior                   Executive Vice President and Treasurer
     Executive Vice President           of the Company since 1981.  Prior
     and Treasurer                      thereto he served as Executive
                                        Vice President of the Company.
                                        He became a director of the
                                        Company in 1986.  Mr. McHugh is also
                                        a director of Pillowtex Corporation.
                                        He is 56 years old.

     Robert J. Symon                    Mr. Symon has served as Vice President -
     Vice President -                   Controller of the Company since
     Controller                         1978.  Mr. Symon is 62 years old and
                                        served as a director of the Company
                                        from December 19

     Darryl T. Marchand                 Mr. Marchand has served as Vice
     Vice President, Secretary          President Secretary and General
     and General Counsel                Counsel of the Company since 1986.
                                        Prior thereto he served  as Vice
                                        President - Legal of the
                                   Company from 1981 to 1986 and as
                                   Treasurer from February to August,
                                   1981.  Mr. Marchand is 51 years old.

     John G. Conklin                    Mr. Conklin has served as a Vice
     Vice President                President of the Company since 1978.
                                   He has been
                                   President of the Cabinet Division
                                   since September 1993.  Prior thereto
                                   he was responsible for cabinet
                                   manufacturing.  Mr. Conklin is 60
                                   years old.

     Charles A. Engle                   Mr. Engle has served as a Vice
     Vice President                President of the Company since 1979.
                                   His primary
                                   responsibility for the Company is
                                   Cabinet Division sales.  Mr. Engle is
                                   50 years old.

     James T. Fidler                    Mr. Fidler has served as a Vice
     Vice President                President of the Company since 1981.
                                   Mr. Fidler
                                   is primarily responsible for data
                                   processing for the Company.  Mr.
                                   Fidler is 51 years old.

     Michael J. Kearins            Mr. Kearins has served as a Vice President of
     Vice President                the Company since 1985.  He had been
                                   a divisional Vice President of sales
                                   of the Bruce Hardwood Floors Division
                                   from December, 1983 to May, 1985.  He
                                   is primarily responsible for sales
                                   and marketing in the Bruce Hardwood
                                   Floors Division.  Prior to 1983, he
                                   had been a Regional Sales Manager of
                                   the Company.  Mr. Kearins is 47 years
                                   old.

     Allen Silver                  Mr. Silver has served as a Vice President of
     Vice President                the Company since 1985.  Prior to  that time
                                        he had been a divisional
                                   Vice President of manufacturing of
                                   the Cabinet Division.  Mr. Silver is
                                   54 years old.

                                PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

     A)   Price range of common stock

          The following table shows the range of high and low sales prices for the common stock on the NASDAQ National Market System. (Trading began August 11, 1993).

                                          Market Price
          1993                          High     Low

          Third Quarter                 12-1/4    10
          Fourth Quarter                15-7/8    11-3/8

     B)   Approximate number of equity security holders (As of March 21, 1994)

          Class of Security             Number of Record Holders

          Common Stock ($.01 par value)        1,585

     C)   Dividend Policy

     The Company  has not  declared or  paid any dividends on its Common
Stock.   Management currently  intends to retain future earnings for the
operation  and   expansion  of  the  Company's  business  and  does not
anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is prohibited under the terms of the New
Credit Facility and is restricted under the terms of the indenture relating to the Company's 10 1/2% Senior Notes due 2003.

Item 6.   Selected Consolidated Financial Data
          (In thousands, except per share amounts)

          The  selected  consolidated  financial  data  of  the
Company
presented below  for the  five fiscal  years ended December 31, 1993 was
derived from  the consolidated  financial statements  of the Company
and
should be read in conjunction with the consolidated financial statements
and related notes included herein.
                    Fiscal      Seven      Five      Fiscal     Fiscal
          Fiscal
                    year        months     months    year       year
          year
INCOME              ended       ended      ended     ended      ended
          ended
STATEMENT        December 31, January 1,  June 8,  January 3, December
          28, December 29,
DATA                 1993       1993      1992*      1992*      1990*
          1989*
Net sales         $ 346,296  $ 173,426  $ 119,417  $ 256,112  $
321,126
          $ 352,616
Cost of sales       269,360    137,413     90,991    204,026
250,305
          272,207
Gross profit         76,936     36,013     28,426     52,086
70,821
          80,409
Selling, general
 and administra-
 tive                44,213     27,179     19,404     41,597
47,383
          49,906
Gain on insurance
   settlement             -     (1,350)    (3,624)         -
- -
          -
Amortization of
   goodwill           1,613        884      1,863      4,463
4,463
          4,462
Interest             19,406     11,289     25,786     59,719
56,983
          56,406
Income (loss)
   before income
   taxes and
   extraordinary
   items             11,704     (1,989)   (15,003)   (53,693)
(38,008)
          (30,365)
Provision
    (benefit) for
    income taxes      4,501       (940)         -    (10,028)
(12,857)
          (10,173)
Income (loss)
   before extra-
   ordinary items     7,203     (1,049)   (15,003)   (43,665)
(25,151)
          (20,192)
Extraordinary
   items - gain
   from extin-
   guishment
   of debt                -          -    201,308          -
- -
          -
   - Loss from
   repayment of
   debt             (11,307)         -          -          -
- -
          -

Net income (loss) $  (4,104) $  (1,049) $ 186,305  $ (43,665) $
(25,151)
          $ (20,192)

Per share data: (1)
Net income (loss)
   before extra-
   ordinary items $    0.74  $  (0.16)
Net income (loss) $   (0.42) $   0.16

Weighted average
   shares
   outstanding        9,714      6,707

                                                        Fiscal years
ended
                                                   December 31,
January 1,
                                                       1993
1993
Pro-Forma Income Data (3)
Net income (loss) before extraordinary
 items, as reported                                 $   7,203       $
(16,052)
Pro-Forma adjustments re: 1992 restructuring &
 1993 recapitalization                                    490
16,852
Pro-Forma net income before extraordinary items     $   7,693       $
800
Pro-Forma net income before extraordinary
 items, per share                                   $    0.53       $
0.05
Weighted average shares outstanding                    14,648
14,648

BALANCE          December 31, January 1,  June 8,  January 3, December
          28, December 29,
SHEET DATA           1993       1993      1992(2)     1992      1990
          1989
Working capital   $  74,082  $  53,480  $  79,421  $  78,927  $
63,599
          $  92,054
Total assets        329,099    304,813    323,563    453,105
465,352
          508,656
Long-term debt and
   redeemable
   preferred
   stock            162,897    198,332    222,483    470,506
450,948
          450,902
Common shareholders'
   investment        88,047     18,951     20,000   (121,081)
(71,218)
          (45,877)

* Prior to the restructuring on June 8, 1992 (See Notes 2 and 3 to the Consolidated Financial Statements).

__________
(1)  As the  Company was  a wholly-owned  subsidiary of another company,
     earnings per share are not meaningful for the periods prior to
June
     8, 1992.
(2)  The balance  sheet data as of June 8, 1992 (unaudited) reflects the
     quasi-reorganization adjustments  recorded by  the Company  on that
     date.     (See  Notes   2  and  3  to  the  Consolidated
Financial
     Statements).
(3)  See Note 10 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis Of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth selected information concerning the
Company's results of operations for fiscal 1991, 1992 and 1993. For clarity of presentation, the discussion of results of operations for fiscal 1992 reflects the combined results of operations for the five month period ended June 8, 1992, the date the 1992 Restructuring was completed, and the seven month period ended January 1, 1993.

                                                      Fiscal Year
                                                 1991     1992
1993
                                                  (Dollars in
millions)
          Net sales:

             Bruce Hardwood Floors Division     $116.3   $151.3
$200.0
             Cabinet Division                    125.1    123.2
125.6
             Beltsville Division                  16.2     19.2
20.7
             Intracompany sales                   (1.5)     (.9)
- -
               Total net sales                   256.1    292.8
346.3
          Gross profit                            52.1     64.4
76.9
          Selling, general and administrative
           expenses                               41.6     46.6
44.2
          Gain on insurance settlement               -     (5.0)
- -
          Amortization of goodwill                 4.5      2.7
1.6
          Operating income                      $  6.0   $ 20.1   $
31.1

          As a percent of net sales:
             Gross profit                         20.3%    22.0%
22.2%
             Selling, general and administrative
               expenses                           16.2     15.9
12.8
             Operating income                      2.3      6.9
9.0

Fiscal year 1993 compared to fiscal year 1992

     Net sales for fiscal 1993 were $346.3 million, or 18.3% greater than the $292.8 million in net sales for fiscal 1992. Net sales for the Bruce Hardwood Floors Division increased 32.2% to $200.0 million from $151.3 million in the prior year. The increase in hardwood flooring sales resulted from increased unit sales and increased average sales prices. Cabinet Division net sales for the year were $125.6 million, or an increase of 1.9% over 1992 net sales of $123.2 million. During 1993, sales and marketing attention was focused on the stronger and more stable single-family housing markets, yet without deserting either the
multi-family or  home center  business.   Net sales  of  the Beltsville
Division increased 7.8% to $20.7 million from $19.2 million in the prior year. The increased sales resulted primarily from an improved housing market in the Washington, D.C., Baltimore and Northern Virginia areas.

     Gross profit for fiscal 1993 was $76.9 million, or 22.2% of net sales, compared to $64.4 million, or 22.0% of net sales in the previous year. All divisions experienced higher raw material prices, especially for lumber and logs. Increased sales prices, together with improved operations and plant utilization, especially in the Bruce Hardwood Floors Division, resulted in the modest improvement in gross profit as a percent of sales.

     Selling, general and administrative expenses were $44.2 million, or 12.8% of net sales, in fiscal 1993 compared to $46.6 million, or 15.9% of net sales, in the prior
year. The reduction in selling, general and administrative expenses was primarily in the Cabinet Division where salaried payroll and related
expenses  were   reduced.     Also  in   1992,  selling,   general and
administrative expenses  included a  $.9 million expense relating to the
common  stock   issued  to   management  in  connection  with  the 1992
Restructuring.

     Operating income was $31.1 million, or 9.0% of net sales, in fiscal 1993 compared to $20.1 million, or 6.9% of net sales, in the previous year. The improvement was $16.0 million before the gain in 1992 of $5 million from the Thompsontown cabinet plant fire insurance settlement. The improved results were attributable to higher net sales, slightly higher gross margins, lower selling, general and administrative expenses and lower goodwill amortization attributable to the 1992 Restructuring.

     Interest expense was $19.4 million in fiscal 1993 compared to $37.1 million in the prior fiscal year due principally to the effects of the 1992 Restructuring.

     Net income before an extraordinary item for fiscal 1993 was $7.2 million compared to a net loss of $16.1 million before an extraordinary
item in  fiscal 1992.   Higher  net sales,  the  reduction  in interest
expense, and increase in operating income were significant factors in this improvement.

Fiscal year 1992 compared to fiscal year 1991

     Net sales for fiscal 1992 were $292.8 million, or 14.3% greater than the $256.1 million in net sales for fiscal 1991. Net sales for the Bruce Hardwood Floors Division increased 30.1% to $151.3 million from
$116.3 million  in the  prior year.   The  sales  growth  in  the Bruce
Hardwood Floors Division was attributable to strong consumer demand for hardwood flooring, aggressive marketing programs and an improvement in
general economic  conditions.   The increase  in hardwood flooring sales
resulted from increased unit sales, increased average sales prices and a favorable change in product mix resulting from increased sales of pre-finished strip and laminated plank and reduced sales of unfinished strip
and parquet  products.   Cabinet Division sales for the year were $123.2
million, or 1.5% below the $125.1 million recorded in the prior year. Cabinet Division sales were impacted by substantial excess capacity in the industry, severe price competition, the limited availability of residential construction financing from traditional sources of such financing, the Company's decision not to pursue low-margin sales and the
disruption caused by the Thompsontown plant fire discussed below.   Sales
of the Beltsville Division increased 18.9% to $19.2 million from $16.2 million in the prior year. That increase was attributable to a recovery in the residential construction economy in the Beltsville trade area.

     Gross profit for fiscal 1992 was $64.4 million, or 22.0% of net sales, compared to $52.1 million, or 20.3% of net sales, in the previous year. The improvement in gross profit was attributable to higher sales, increased selling prices and improvements in manufacturing yields and productivity, partially offset by sharply higher lumber prices. Selling prices lagged lumber price increases in the latter half of fiscal 1992, which negatively impacted gross margins in that period.

     Selling, general and administrative expenses were $46.6 million, or 15.9% of net sales, in fiscal 1992 compared to $41.6 million, or 16.2% of net sales, in the prior year. Of the increase, $.9 million was attributable to long-term compensation expense related to Common Stock issued to management in connection with the 1992 Restructuring. The lower expenses as a percent of net sales were attributable to greater
operating efficiencies  and reductions  in salaried  payroll.   In both
periods, the Cabinet and

Beltsville  Divisions   made  substantial  provisions  to  reserves for
doubtful  accounts   because  of   the  difficulty  experienced  in the
collection of accounts receivable under depressed economic conditions in the housing industry.

     On January 2, 1992, the Cabinet Division plant at Thompsontown, Pennsylvania was destroyed by fire. The Company was insured for the replacement cost, less a $100,000 deductible, as well as for losses arising from loss of inventory, business interruption and certain
related expenses.   The  Company has  rebuilt the  plant and production
there resumed in the second quarter of fiscal 1993. In fiscal 1992 the Company recorded a gain of $5.0 million, which is the settlement received from the insurance company less the net book value of the plant and equipment as of the date of the fire.

     Operating income was $20.1 million, or 6.9% of net sales, in fiscal 1992 compared to $6.0 million, or 2.3% of net sales, in the previous
year.   The improvement  was attributable  to  higher  gross  profit on increased net sales, reduced operating expenses as a percent of net sales and the $5.0 million gain related to the estimated insurance settlement for the Thompsontown plant fire.

     Interest expense was $37.1 million in fiscal 1992 compared to $59.7 million in the prior fiscal year due principally to the effects of the
1992 Restructuring.       Net income  for fiscal  1992 was  $185.3 million
 compared to a net loss of $43.7 million in fiscal 1991. An extraordinary of gain $201.3 million, net of tax benefits, arising from the extinguishment of debt pursuant to the 1992 Restructuring was the major reason for the
substantial improvement  in net  income.    The  reduction  in interest
expense and increase in operating income were also factors in the improvement.

Liquidity and Capital Resources

     On June 8, 1992, the Company successfully completed the 1992 Restructuring pursuant to which approximately $297.7 million of the
Company's  long-term   indebtedness  and   redeemable  preferred stock
(including accrued  interest and  dividends) was  exchanged  for Common
Stock.   The 1992 Restructuring was necessitated by the highly- leveraged condition of the Company coupled with the protracted recession in the U.S. housing industry.

     In 1993, the Company completed two public offerings for 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003. The net proceeds of the Offerings, together with borrowings under a new $90 million bank credit facility were used (i) to repay the entire unpaid balance under the Company's previously existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt, the Company incurred an extraordinary loss of $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures. The New Credit Facility provides for up to $90 million of revolving credit loans for working capital and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable.

     For the fiscal year ended December 31, 1993, cash increased by $.2 million. The Company's primary source of liquidity during this period was cash flow from financing activities of $12.8 million, representing sale of stock and of notes of $239.4 million, offset by long-term debt payments of $217.7 million, refinancing costs of $14.9 million, and a $5.5 million reimbursement of construction deposits from the West Virginia Economic Development Authority for the Beverly, West Virginia plant expansion. Cash provided by financing activities was offset by capital expenditures of $7.6 million and $7.5 million for the construction deposits incurred in the Beverly, West Virginia plant expansion.

     At December 31, 1993, the Company had working capital of $74.1 million, or 22.5% of total assets, and $52.5 million of unused bank borrowing capacity.

     During the third quarter of 1993 the Company settled and paid the federal taxes and interest applicable to an examination of the tax returns for the years 1986 through 1990. The settlement had no material impact on the Company's financial position or results of operations.

     The Company believes that borrowing availability under the New Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Triangle Pacific Corp.:

     We have audited the accompanying consolidated balance sheets of Triangle Pacific Corp. and subsidiaries (a Delaware corporation) as of December 31, 1993 and January 1, 1993, and the related statements of operations, shareholders' investment and cash flows for the fiscal year ended December 31, 1993, the seven month period ended January 1, 1993, the five month period ended June 8, 1992 and for the fiscal year ended January 3, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
statements are  free  of  material  misstatement.    An  audit includes
examining,  on  a  test  basis,  evidence  supporting  the  amounts and
disclosures in  the  financial  statements.    An  audit  also includes
assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Pacific Corp. and subsidiaries as of December 31, 1993 and January 1, 1993, and the results of their operations and their cash flows for the fiscal year ended December 31, 1993, the seven month period ended January 1, 1993, the five month period ended June 8, 1992, and for the fiscal year ended January 3, 1992, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedules V, VI, VIII and X are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial
statements.   These  schedules  have  been  subjected  to  the auditing
procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                   ARTHUR ANDERSEN & CO.

Dallas, Texas,
February 15, 1994

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                             (in thousands)
                                                 December 31,  January
1,
                                                    1993          1993

ASSETS
Current assets:
  Cash & cash equivalents                         $    785    $
547
  Receivables (net of allowances
   of $3,323 & $5,098 respectively)                 39,454
32,417
  Inventories                                       64,072
47,612
  Prepaid expenses                                   4,273
5,255
   Total current assets                            108,584
85,831
Property, plant & equipment
  Land                                              13,452
13,452
  Buildings                                         43,382
38,469
  Equipment, furniture & fixtures                   65,759
55,360
                                                   122,593
107,281
  Less:  accumulated depreciation                   13,171
5,255
                                                   109,422
102,026
Other assets:
  Goodwill                                          60,580
66,193
  Trademark                                         30,733
31,533
  Other                                             11,654
19,230
  Deferred financing costs                           8,126
- -
Total assets                                     $ 329,099    $
304,813

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Current portion of long-term debt              $   1,467    $
4,038
  Accounts payable                                  13,336
11,835
  Accrued liabilities                               19,699
14,597
  Current portion of deferred compensation               -
1,881
    Total current liabilities                       34,502
32,351
Long-term debt, net of current portion             162,897
198,332
Deferred income taxes                               43,653
51,992
Deferred compensation                                    -
3,187
    Total liabilities                              241,052
285,862
Shareholders' investment:
  Common stock - $.01 par value,
    authorized shares - 30,000,000
    issued and outstanding shares - 14,647,607
    at December 31, 1993 and
    6,707,861 at January 1, 1993                       146
67
  Additional paid-in capital                        93,054
19,933
  Accumulated deficit:
     Post June 8, 1992                              (5,153)
(1,049)
Total shareholders' investment                      88,047
18,951
Total liabilities & shareholders' investment     $ 329,099    $
304,813

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share amounts)
                          Fiscal          Seven         Five
Fiscal
                          Year            Months        Months
Year
                          Ended           Ended         Ended
Ended
                         December 31,     January 1,    June 8,
January 3,
                           1993             1993           1992*
1992*
Net Sales                $ 346,296       $ 173,426     $ 119,417    $
256,112
Costs and expenses:
  Cost of sales            269,360         137,413        90,991
204,026
  Selling, general
   and administrative       44,213          27,179        19,404
41,597
  Gain on insurance
   settlement                    -          (1,350)       (3,624)
- -
  Amortization of goodwill   1,613             884         1,863
4,463
  Interest                  19,406          11,289        25,786
59,719
                           334,592         175,415       134,420
309,805
Income (loss) before
 income taxes and
 extraordinary items        11,704          (1,989)      (15,003)
(53,693)
Provision (benefit)
 for income taxes            4,501            (940)            -
(10,028)
Net income (loss) before
 extraordinary items         7,203          (1,049)      (15,003)
(43,665)
Extraordinary items
 Gain from extinguishment
   of debt                       -               -       201,308
- -
 Loss from repayment
   of debt, net of tax     (11,307)              -             -
- -

Net income (loss)        $  (4,104)      $  (1,049)    $ 186,305    $
(43,665)

Per Share Data:
Net income (loss) before
   extraordinary items   $     .74       $   (0.16)          (1)
(1)
Net income (loss)        $   (0.42)      $   (0.16)
Weighted average shares
   outstanding               9,714           6,707

                                                        Fiscal years
ended
                                                   December 31,
January 1,
                                                       1993
1993
Pro-Forma Income Data (Unaudited) (See Note 10)
Net income (loss) before extraordinary
 items, as reported                                 $   7,203       $
(16,052)
Pro-Forma adjustments re: 1992 restructuring &
 1993 recapitalization                                    490
16,852
Pro-Forma net income before extraordinary items     $   7,693       $
800
Pro-Forma net income before extraordinary
 items, per share                                   $    0.53       $
0.05
Weighted average shares outstanding                    14,648
14,648

________________________
* Prior to the restructuring on June 8, 1992 (see Notes 2 and 3 for additional information).

(1) As the Company was a wholly-owned subsidiary of another company, earnings per share for the periods prior to June 8, 1992, are not meaningful.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
               FOR THE FISCAL YEAR ENDED JANUARY 3, 1992,
                FOR THE FIVE MONTHS ENDED JUNE 8, 1992,
            FOR THE SEVEN MONTHS ENDED JANUARY 1, 1993, AND
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                             (in thousands)
                                                Carryover
                                 Additional     Basis of
                        Common     Paid-in       Common
Accumulated
                        Stock      Capital        Stock        Deficit
Total
Balance,
 December 28, 1990*    $    1     $ 14,999     $ (26,000)    $
(60,218)
$ (71,218)

Net loss                    -            -             -
(43,665)
(43,665)

Dividends on
 mandatory redeemable
 preferred stock            -            -             -
(6,198)
(6,198)


Balance,
 January 3, 1992*      $    1     $ 14,999     $ (26,000)
$(110,081)
$(121,081)

Net income                  -            -             -       186,305
186,305

Dividends on
 mandatory redeemable
 preferred stock            -            -             -
(2,913)
(2,913)

Quasi-reorganization
 adjustments - net         66        4,934        26,000
(73,311)
(42,311)


Balance,
 June 8, 1992          $   67     $ 19,933     $       -     $       -
$  20,000

Net loss                    -            -             -
(1,049)
(1,049)


Balance,
 January 1, 1993       $   67     $ 19,933     $       -     $
(1,049)
$  18,951

Net loss                    -            -             -
(4,104)
(4,104)

Sale of Common
 Stock (Net of
 Refinancing Cost)         79       73,121             -             -
73,200


Balance,
 December 31, 1993     $  146     $ 93,054     $       -     $
(5,153)
$  88,047

* Prior to the restructuring on June 8, 1992 (See notes 2 and 3 for additional information).

The accompanying notes to consolidated financial statements are an integral part of these statements.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                                        Fiscal       Seven       Five
Fiscal
                                        Year         Months
Months
Year
                                        Ended        Ended       Ended
Ended
                                       December 31,  January 1,  June
8,
January 3,
Cash flows from operating activities:      1993         1993
1992*
1992*
  Net income (loss)                     $ (4,104)   $ (1,049)
$186,305
$ (43,665)
  Adjustments:
    Depreciation                           7,929       5,255
3,734
9,431
    Deferred income taxes                  2,680        (940)
- -
(10,028)
    Gain on insurance settlement               -      (1,350)
(3,624)           -
    Amortization of goodwill &
      trademark                            2,413       1,351
2,279
5,463
    Amortization of deferred
      financing costs                        536           -
1,603
3,773
    Amortization of original
      issue discount                       1,037         749
- -
8,150
    Extraordinary items                   11,307           -
(201,308)           -
    Provision for doubtful accounts          485       1,438
678
2,170
    Other                                      -           -
106
312
  Changes in assets and liabilities:
    Receivables                           (7,522)     (2,351)
(4,529)       9,672
    Inventories                          (16,460)      2,151
(7,387)      15,303
    Prepaid expenses                         982       1,436
(1,316)      (1,983)
    Accounts payable                       1,502       5,553
(408)      (6,128)
    Accrued liabilities - other            1,414      (3,115)
4,058
(3,722)
    Accrued liabilities - interest         3,688       2,795
10,052
45,151
    Deferred compensation                 (5,068)        147
105
(50)
    Other assets                           1,810      (2,963)
(1,847)        (577)
    Other                                   (126)        142
(240)        (338)
Net cash provided by (used in)
      operating activities                 2,503       9,249
(11,739)      32,934
Cash flows from investing activities:
  Proceeds from sale of property,
      plant and equipment                     34           3
41
110
  Additions to property, plant
      and equipment                       (7,636)     (2,386)
(890)      (2,256)
  Construction deposits                   (7,504)          -
(18)        (325)
Net cash used in investing activities    (15,106)     (2,383)
(867)      (2,471)
Cash flows from financing activities:
  Long-term debt borrowings                  500           -
- -
- -
  Long-term debt payments                (10,332)    (22,890)
(908)      (1,954)
  Tranche I and II Note payments        (207,400)          -
- -
- -
  Restructuring costs                          -           -
(2,994)      (4,966)
  Refinancing costs                      (14,860)          -
- -
- -
  Proceeds from senior notes issued      160,000           -
- -
- -
  Sale of common stock                    79,398           -
- -
- -
  Reimbursement for construction
   deposits                                5,535           -
- -
- -
Net cash provided by (used in)
  financing activities                    12,841     (22,890)
(3,902)      (6,920)
Net increase (decrease) in cash        $     238    $(16,024)
$(16,508)    $ 23,543
Cash and cash equivalents,
  beginning of period                        547      16,571
33,079
9,536
Cash and cash equivalents,
  end of period                        $     785    $    547    $
16,571
$  33,079
Supplemental disclosures of cash flow
 information:
  Cash paid during the period for:
    Interest
      (net of amount capitalized)      $  14,667    $  8,035    $
14,029
$   3,330
    Income taxes                              45           -
- -
3
Supplemental schedule of non-cash
 investing and  financing activities:
  Accrued dividends on preferred stock $       -    $      -    $
2,913
$   6,198

* Prior to the restructuring on June 8, 1992 (see Notes 2 and 3 for additional information).

The accompanying notes to consolidated financial statements are an integral part of these statements.

TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - 1993 RECAPITALIZATION:

     The Company filed, in 1993, two registration statements with the Securities and Exchange Commission and sold to the public 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003 ("the Offerings"). The net proceeds of the Offerings together with borrowings under a new $90 million bank credit facility were used (i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt the Company incurred an extraordinary loss of $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures.

     On June 14, 1993, the Company's Board of Directors approved a reclassification pursuant to which each share of Series A Common Stock was changed and converted into .67 of a share of Common Stock. The transaction became effective upon completion of the Offerings described
above  and   has  been   reflected  retroactively  in  the accompanying
consolidated financial statements.

NOTE 2 - 1992 RESTRUCTURING:

     On June 8, 1992, the Company successfully completed a capital restructuring (the "1992 Restructuring") pursuant to which substantially all of the Company's then outstanding long-term indebtedness, redeemable preferred stock and common stock, were exchanged for new debt with lower interest rates and new common stock.

     Under the 1992 Restructuring, the Company entered into amendments to its previously existing senior debt financing agreements pursuant to which $237.4 million principal amount of senior indebtedness outstanding prior to the restructuring plus accrued and unpaid interest through June 8, 1992 was restructured as approximately $150.0 million principal amount of Tranche I Term Notes, $30.0 million principal amount of Tranche I Revolving Notes, $57.4 million principal amount of Tranche II Notes and approximately 9% of the Company's new Series A Common Stock. In addition, approximately $11.6 million of letters of credit remained outstanding under a facility pursuant to which they could be renewed or replaced. The Tranche II Notes were recorded at $37.3 million, which the Company and its investment bankers estimated to be the market value. The difference was treated as original issue discount and amortized over the life of the Tranche II Notes, which were to have matured on June 30, 1999. (See Note 5)

     The senior subordinated split coupon reset debentures, a note payable to the former principal shareholder, other obligations, the mandatory redeemable preferred stock and common stock outstanding prior to the 1992 Restructuring were exchanged for new shares of common stock. The mandatory redeemable preferred stock and the special preferred stock were retired in conjunction with the 1992 Restructuring.

     In addition to the exchange for common stock, the principal shareholder prior to the 1992 Restructuring received warrants entitling the holder to purchase up to approximately .8 million shares of common stock at prices ranging from $22.39 to $37.31 per share. The warrants
are  currently   exercisable  and  will  terminate,  if  not previously
exercised, on June 8, 1999.

     In connection with the 1992 Restructuring, the Company entered into an agreement with certain members of management pursuant to which, shortly after the 1992
Restructuring, the Company issued to such members of management 200,990 shares of common stock and stock options to purchase 201,007 shares of
common stock.   The  exercisability of  such  options  is  tied  to the
achievement of  certain levels  of operating  income.   A portion of the
options became  exercisable as  a result  of the Company's 1992 and 1993
operating results.   In connection with the issuance of the common stock
in 1992, management shareholders incurred ordinary income tax liability and were compensated by the Company for a portion of the tax liability arising from receipt of such shares and such incremental compensation.
Such  compensation   was  expensed   in  conjunction   with   the 1992
Restructuring.

NOTE 3 - QUASI-REORGANIZATION ELECTION:

     In connection with the 1992 Restructuring, the Company's Board of Directors approved quasi-reorganization accounting procedures. Under these procedures, an entity restates its assets and liabilities at fair
value and  eliminates its  accumulated deficit.   Such  adjustments are
reflected entirely through the Company's capital accounts. None of the adjustments are recorded through the income statement. Such adjustments included both the quasi-reorganization related fair value restatements of assets, liabilities, and equity as well as the recognition of the
1992  Restructuring.    Because  the  Company's  historical  and future
expected operations exhibited an ability to cover amortization of its intangibles on an earnings before interest and tax basis, the partial write-down of such intangibles by approximately $98.4 million was reflected by the Company as a quasi-reorganization adjustment. Other principal adjustments made in conjunction with the quasi- reorganization election included (i) the extinguishment of senior bank debt of
approximately  $261.0   million,  senior   subordinated  debentures of
approximately $218.9 million, notes, obligations, and payables due to the former principal shareholder of Holding of approximately $10.3 million, mandatory redeemable preferred stock of approximately $44.9 million and the common stock of $15.0 million and (ii) the recording of new senior debt of approximately $217.3 million and new common stock of
$20.0 million.   This transfer resulted in a gain from extinguishment of
debt of  approximately $201.3  million, net  of deferred financing costs
and restructuring  costs of  $11.6 million.   In addition, the property,
plant and equipment was revalued resulting in a decrease in net book value of $3.0 million. An additional decrease in net book value of $6.5 million was recorded prior to January 1, 1993. The trademark was also
reduced by  approximately $4.3  million to  fair value.   In addition, a
write-down of certain deferred financing costs of approximately $4.5 million and restructuring costs of approximately $5.9 million was included as part of the quasi-reorganization adjustments. Because the Company has adopted the provisions of SFAS No. 109, Accounting for Income Taxes, it is required to gross up the fair value of the net assets to, in effect, ignore the tax consequences of the differences between the market value and tax bases of its assets and liabilities. Such tax consequences are then recognized through the recording of a
corresponding deferred  tax  asset  or  liability.    The  deferred tax
liability was increased by approximately $20.3 million due to the loss of the net operating loss carryforwards, and by approximately $10.4 million for the tax effects of other quasi-reorganization adjustments. The final quasi-reorganization accounting adjustment was to eliminate the accumulated deficit of the Company.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation:

     The  consolidated   financial  statements   include  the financial
statements of Triangle Pacific Corp. and its subsidiaries. The Company maintains its records on a 52/53 week year.

Prior Period Reclassifications:

     Certain reclassifications have been made to the January 1, 1993 balances, in order to conform to the current year presentation.

Cash and Cash Equivalents:

     The Company considers all investments with an original maturity of less than three months to be a cash equivalent.

Inventories:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $23,965,000 at December 31,
1993 and  $16,198,000 at  January 1,  1993.   Had all  inventories been
valued by the FIFO method, which approximates current cost, inventories would have been increased by $5,138,000 at December 31, 1993 and
$2,745,000 at  January 1,  1993.    Raw  materials  inventories include
purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and
overhead costs  incurred  in  the  manufacturing  process.    The major
components of inventories are as follows:

                                         December 31,      January 1,
                                             1993             1993
                                                (in thousands)
          Raw materials                  $ 42,045          $ 29,676
          Work-in-process                   3,125             3,994
          Finished goods                   18,902            13,942
              Total                      $ 64,072          $ 47,612

     In connection with the reorganization and the related quasi-reorganization accounting, a new basis for the LIFO inventories was
established at  June 8,  1992.   As a  result, the  LIFO inventories are
greater than those reportable for federal income tax purposes by $6,935,000 at December 31, 1993.

Property, Plant and Equipment:

     Property, plant and equipment are stated at fair value as of June 8, 1992, plus acquisition or construction cost subsequent thereto. Expenditures for maintenance, repairs, renewals and improvements which do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation and amortization are computed on the straight-line basis using the following estimated useful lives:

     Buildings                          10 to 50 years
     Equipment, furniture and fixtures        3 to 22 years

     Amortization of leasehold improvements is provided over the terms of the leases or the useful lives of the assets, whichever is shorter. For income tax purposes, all assets are depreciated under allowable tax depreciation methods.

Intangible Assets:

     The Company annually evaluates its carrying value and expected period of benefit of trademark and goodwill in relation to results of
operations.   In determining  the recoverability  of  these  assets the
Company analyzes its historical and future ability to generate earnings before interest and taxes using the non-discounted method. Deferred financing costs are being amortized on the effective interest method over the lives of the related debt. The trademark and goodwill are being amortized over 40 years. Accumulated amortization of trademark and goodwill is $1,267,000 and $2,497,000, respectively at December 31, 1993 and $467,000 and $884,000, respectively, at January 1, 1993.

Fair Value of Financial Instruments:

     In conjunction with the offerings that took place during 1993, all debt was recorded at fair market value which was the current market rate of return to the holders of the debt. Warrants, issued to the former principal shareholder in conjunction with the 1992 Restructuring, to purchase up to approximately .8 million shares of common stock at prices ranging from $22.39 to $37.31 per share, were not assigned a value since the exercise prices are significantly higher than the current value of the common equity.

NOTE 5 - LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                        December 31,    January 1,
                                           1993            1993
          Mortgages payable             $   4,364       $   5,294
          Senior Notes, 10 1/2%
             due 8-1-2003                 160,000               -
          Tranche I Notes:
             Term notes:
               Amortizing portion               -         115,511
               Non-amortizing portion           -          34,489
             Revolving credit notes             -           8,500
          Tranche II Notes, net of
             original issue discount
             of $19,351                         -          38,049

          Senior subordinated
             debentures, 12-1/2%,
             due 7-1-98                         -             402
          Notes payable - other                 -             125
                                          164,364         202,370
          Less:  Current portion
             of long-term debt             (1,467)         (4,038)
                                        $ 162,897       $ 198,332

     Letters of  credit outstanding  at December 31, 1993 and January 1,
1993 were  $9.8 million    and  $11.6  million,  respectively,  under a
facility pursuant to which they can be renewed or replaced.

Senior Notes

     The Senior Notes are senior unsecured obligations of the Company with an aggregate principal of $160 million. The Senior Notes mature in 2003 and bear interest at an annual rate of 10 1/2%, payable semi-annually. The Senior Notes were issued under an Indenture (the "Indenture") between the Company and Texas Commerce Trust Company NA, as Trustee (the "Trustee"). The Senior Notes rank pari passu with all present and future senior indebtedness of the Company and senior to all present and future subordinated indebtedness of the Company. However, because borrowings under the New Credit Facility are secured by inventory and accounts receivable of the Company and the proceeds
thereof,  the   Senior  Notes   are  effectively  subordinated  to such
borrowings to the extent of such security interest.

     The Senior Notes are not redeemable prior to August 1, 1998. Thereafter, the Senior Notes are redeemable at the option of the Company at redemption prices specified in the Indenture. The Senior Notes are not subject to any mandatory sinking fund requirements.

     Upon a "change of control" (as defined in the Indenture), the Company is required to offer to purchase all outstanding Senior Notes at 101% of the principal amount thereof, plus accrued interest to the date of repurchase. In addition, the Company may be required to offer to purchase the Senior Notes at 100% of the principal amount plus accrued
interest  with   the  net  cash  proceeds  of  certain  sales  or other
dispositions of assets.

     The Indenture contains covenants which restrict, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other distributions in respect of the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the issuance of preferred stock by the Company's subsidiaries, and certain mergers, sales of assets and transactions with affiliates.

     The Indenture specifies a number of events of default including, among others, the failure to make timely principal, premium and interest payments or to perform the covenants contained therein. The Indenture
contains  a   cross-default  to   other  indebtedness   of  the Company
aggregating more than $5,000,000 and certain customary bankruptcy and insolvency defaults. Upon the occurrence of an event of default under the Indenture, the Trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of a bankruptcy or insolvency default.

New Credit Facility

     The Company has entered into the New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. The Company had $52.5 million of unused borrowing capacity under this facility at December 31, 1993. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 1% (7.0% at December 31, 1993) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The unpaid balance is due on August 4, 1996.

     The New Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions in respect of the capital stock of the
Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the making of investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates. The New Credit Facility also contains certain financial covenants relating
to  the   consolidated  financial  condition  of  the  Company  and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total
capitalization.   At December  31, 1993,  the Company  was in compliance
with all financial covenants.

     The New Credit Facility specifies a number of events of default including, among others, the failure to make timely payments of principal, fees, and interest, the failure to perform the covenants contained therein, the failure of representations and warranties to be true, the occurrence of a "change of control" (as defined in the New Credit Facility, to include, among other things, the ownership by any person or group of more than 25% or, (in the case of The TCW Group, Inc. and its affiliates, 40%) of the total voting securities of the Company), and certain impairments of the security for the New Credit Facility.
The  New   Credit  Facility  also  contains  a  cross-default  to other indebtedness of the Company aggregating more than $2,000,000 and certain
customary  bankruptcy,  insolvency  and  similar  defaults.    Upon the
occurrence of an event of default under the New Credit Facility, at least three of the lenders holding at least 60% in amount of the principal indebtedness outstanding under the New Credit Facility may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of certain bankruptcy, insolvency or similar defaults.

     The New Credit Facility generally prohibits the Company from prepaying the Senior Notes whether the prepayment would result from the redemption of the Senior Notes, an offer by the Company to purchase the Senior Notes following a change of control or a sale or other disposition of assets, or the acceleration of the due date for payment of the Senior Notes.

     Mortgages payable  represent various  Industrial Revenue Bond (IRB)
notes.   The IRB  notes  vary  in  interest  rate,  with  several notes
dependent upon  the prime  rate.   At December  31, 1993  and January 1,
1993, the interest rates ranged up to 9.0%.

     These notes are payable through 2000 and are collateralized by the related underlying assets.

     Maturities for all long-term debt are as follows:
                                         (in thousands)
                 1994                     $     1,467
                 1995                           1,081
                 1996                             892
                 1997                             694
                 1998                             127
                 Thereafter                   160,103
                          Total           $   164,364

NOTE 6 - INCOME TAXES:

     As of June 8, 1992, the date of the quasi-reorganization, the Company elected to adopt the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company used the catch- up approach in adopting the provision; however, such adoption did not have a material effect on the Company's consolidated balance sheet. Prior years' financial statements have not been restated to apply this provision.

     The components of the deferred tax liability and asset are as follows (in thousands):

                              December 31,      January 1,
                                  1993            1993
Deferred Tax Liability:
     Property, plant and
         equipment          $   28,429       $   27,892
     Original issue discount         -            7,411
     Trademark                  12,078           12,077
     Other                       7,123            8,614
          Total             $   47,630       $   55,994

Deferred Tax Asset:
     Tax carryforwards      $    1,991       $      777
     Other                       1,986            3,225
          Total             $    3,977       $    4,002

     The provision (benefit) for income taxes consists of the following
(in thousands):

                     Fiscal         Seven             Five
Fiscal
                     Year           Months            Months
Year
                     Ended          Ended             Ended
Ended
                     December 31,   January 1,        June 8,
January 3,
                         1993         1993            1992
1992
Current:
  Federal             $     168     $       -      $         -     $
- -
  State and Local             -             -                -
- -
                      $     168     $       -      $         -     $
- -

Deferred:
  Federal             $   3,841     $    (834)     $         -     $
(8,905)
  State and Local           492          (106)               -
(1,123)
                      $   4,333     $    (940)     $         -     $
(10,028)
  Subtotal            $   4,501     $    (940)     $         -     $
(10,028)

Extraordinary
 benefit:
  Federal             $  (6,251)    $       -      $         -     $
- -
  State and Local          (768)            -                -
- -
                      $  (7,019)    $       -      $         -     $
- -

TOTAL                 $  (2,518)    $    (940)     $         -     $
(10,028)

     For the fiscal year ended January 3, 1992, deferred income tax benefits were provided for significant temporary differences in the recognition of revenue and expenses for tax and financial statement purposes. Principally, these benefits consisted of a net operating loss carryforward of $10.5 million for the year ended January 3, 1992.

     The tax provision or benefit for the periods ending December 31, 1993, January 1, 1993, June 8, 1992 and January 3, 1992, is 38.5%,
47.28%, 0% and 18.7% of pre-tax income or losses, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows (in thousands):

                           Fiscal         Seven             Five
Fiscal
                           Year           Months            Months
Year
                           Ended          Ended             Ended
Ended
                           December 31,   January 1,        June 8,
January 3,
                               1993         1993            1992
1992
Computed (expected) tax
  provision (benefit)     $    4,097     $     (676)     $   (5,101)
$  (18,256)

Increase (decrease) from:
  State and local taxes          503           (106)              -
(1,123)
  Amortization of goodwill       634            546               -
1,517
  Change due to limitation
    of net operating loss
    carryforwards                  -              -           5,101
7,834
  Other book to tax
    differences, net            (733)          (704)              -
- -
                          $     4,501    $     (940)    $         -
$  (10,028)

     The Company has adjusted the deferred liability and current provision for taxes to reflect the change in tax rate from 34% to 35%
enacted by  the Revenue  Reconciliation Act  of 1993.   At  December 31,
1993,  the   Company  has,   for  tax   purposes,  net   operating loss
carryforwards in the amount of $4.9 million.

     During the third quarter of 1993 the Company settled, and paid the federal taxes and interest applicable to an examination of the tax returns for the years 1986 through 1990. The settlement had no material impact on the Company's financial position or results of operations. In connection with the 1992 quasi-reorganization, the Company recorded an
additional  reserve   for  this  contingency.    As  a  result  of this
settlement, the Company adjusted the reserve by $4.0 million and correspondinely reduced goodwill.

NOTE 7 - LEASE COMMITMENTS:

     The Company rents certain real estate and equipment under leases expiring at various dates to 2008. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases management expects that in the normal course of business, most leases will be renewed or replaced by other leases.

     The following is a summary of minimum future rental payments required under operating leases that have initial non-cancellable lease terms in excess of one year:

                                        (in thousands)
               1994                     $   3,043
               1995                         2,035
               1996                         1,230
               1997                         1,114
               1998                         1,002
               Thereafter                        1,252
                         Total               $   9,676

     Rental  expense   for  operating  leases  amounted  to $6,309,000,
$3,562,000,  $2,538,000,  and  $6,236,000  for  the  fiscal  year ended
December 31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992, and for the fiscal year ended January 3, 1992, respectively.

     The Company has an agreement with the West Virginia Economic Development Authority to lease land, buildings and equipment for the Bruce Hardwood Floors Division plant which is located in Beverly, West
Virginia.   Land and  buildings have  a  lease  term  of  18  years and equipment has a term of 10 years, both with 10 year renewal options. In June, 1990, the Company was reimbursed $22,653,000 by the West Virginia Economic Development Authority for the Phase I construction cost, which included all costs advanced by the Company in 1989 and the first six months of 1990 except for 28% of the cost of equipment. In December, 1993, the Company was reimbursed $5,535,000 by the West Virginia Economic Development Authority for 72% of the Phase II equipment cost.

NOTE 8 - EMPLOYEE BENEFIT PLANS:

Pension and Profit Sharing Plans:

     The Company  sponsors several  defined benefit pension plans and is
required  to   contribute  to   several  labor   union-related defined
contribution plans.   Total  pension  expense  was  $967,000, $483,000,
$217,000, and  $898,000 for  the year  ended December  31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992, and for the fiscal year ended January 3, 1992, respectively, including $481,000, $290,000, $207,000, and $722,000, respectively, for defined benefit plans, which includes amortization of prior service costs over the estimated average remaining service period of active employees. The Company does not have any requirement to provide life or health insurance coverage for retired employees. The following table sets forth the defined benefit pension plans' funded status at December 31, 1993, and January 1, 1993.

                                                Fiscal years ended
                                           December 31,   January 1,
                                              1993          1993
                                                (in thousands)
        Actuarial present value
           of benefit obligation:
             Vested                        $  8,382       $  7,959
             Non-vested                         481            466
        Accumulated and projected
           benefit obligation                 8,863          8,425
        Plan assets at fair value             8,109          7,093

        Projected benefit
           obligation in excess
           of plan assets                      (754)        (1,332)
        Unrecognized prior service
           costs                                105             72
        Unrecognized net loss from
           past experience different
           from that assumed and
           effects of changes in
           assumptions                          928          1,324
        Adjustment to recognize
           minimum liability                 (1,121)        (1,434)
        Accrued pension expense            $   (842)      $ (1,370)

     Net periodic pension costs for defined benefit pension plans for the year ended December 31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992, and for the fiscal year ended January 3, 1992, includes the following components:

                                 Fiscal       Seven       Five
Fiscal
                                 year         months      months
year
                                 ended        ended       ended
ended
                              December 31,  January 1,    June 8,
January 3,
                                  1993         1993         1992
1992
                                                (in thousands)
     Service cost-benefits
        earned during the
        period                 $     258    $     152    $     111
$
277
     Interest cost on
        projected benefit
        obligation                   696          383          273
636
     Actual return on plan
        assets                      (872)        (247)        (177)
(676)
     Net amortization and
        deferral                     399            2            -
485
     Net periodic pension
        cost                   $     481    $     290    $     207
$
722

     A weighted average discount rate of 8.50% at December 31, 1993, January 1, 1993 and January 3, 1992 was used to determine the benefit obligations of the Company's defined benefit pension plans. The plans do not provide for future compensation increases in calculating benefit obligations as the benefits do not derive from compensation levels but from length of service. The plans' assets are invested in a diversified portfolio of common stocks and fixed income securities. The expected long-term rate of return on plan assets was 8.0% in 1993, 1992, and 1991.

     The Company has a profit sharing plan for salaried employees to which contributions are made at the discretion of its Board of Directors as long as the Company has met specified financial goals. The fiscal 1993 and 1992 contributions were $500,000 and $400,000, respectively. In fiscal 1991, such goals were not met, and as such, no contribution was made.

Deferred Compensation Plan:

     A  liability   existed  under   the  provision   of  the deferred
compensation plan for the Company. Final payments under this plan were made in January 1993 and August 1993.

Long-Term Incentive Compensation Plan:

     In June 1993, the Company adopted the Triangle Pacific Corp. Long-Term Incentive Compensation Plan, which authorizes grants of various incentive awards to all regular salaried full-time officers and key employees of the Company. There are 1,000,000 shares of common stock reserved for this plan. In February 1994, stock options were granted for 37,700 shares at 100% of fair market value at the date of grant. These options expire in ten years. Also granted in February 1994 were 28,200 stock bonus shares and $425,517 in deferred cash bonuses. These awards vested 25% at the date of grant and will vest 25% each year thereafter, with the vested amount payable on the third anniversary of the date of grant.

Stock Option Plan:

     In connection with the 1992 Restructuring, certain members of management received options for 201,007 shares of common stock pursuant to a Stock Option Plan which was adopted by the Board of Directors of the Company and approved by its sole shareholder at the time. The management options are exercisable at a price of $2.99 per share. The exercisability of the management options is tied to the achievement of certain levels of operating income. Twenty percent of the management options become exercisable in each fiscal year in which the Company
meets the  annual target  for such  fiscal year.   For  the years ended
December 31,  1993 and  January 1, 1993, twenty percent each year became
exercisable.   In addition,  if the  Company fails  to meet  the annual
target in any fiscal year but meets the cumulative target in such fiscal year or any subsequent fiscal year, the management options for such fiscal year and all prior fiscal years will become exercisable if they had not previously become exercisable.

Non-Employee Director Stock Option Plan:

     In June 1993, the Company adopted a Non-employee Director Stock Option Plan for up to 50,000 shares of common stock. Options have been granted to six non-employee directors for an aggregate of 30,000 shares, with option prices at 100% of fair market value at the date of grant. These options are currently exercisable and generally expire 10 years from the date of grant.

Post-retirement and Post-employment Benefits:

     The Company, as of December 31, 1993, does not provide post-retirement medical benefits or any post-employment benefits other than those previously discussed.

NOTE 9 -  ACCRUED LIABILITIES:

     Amounts  included   in  accrued  liabilities  are  as  follows
(in thousands):

                                        December 31,   January 1,
                                           1993           1993
               Payroll                  $  2,960       $  2,410
               Pension and profit
                 sharing                   2,060          2,091
               Taxes, other than
                 income                    2,013          2,120
               Insurance                   3,043          2,512
               Interest                    6,623          2,935
               Other                       3,000          2,529
                    Total               $ 19,699       $ 14,597

NOTE 10 - PRO-FORMA INCOME DATA (Unaudited):

     Pro-forma figures assume that the Company's third quarter 1993 Recapitalization and the 1992 Restructuring occurred on the first day of fiscal 1992.

NOTE 11 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (Unaudited)
          (In thousands, except per share amounts)

                                                     Income
                                          Income     (Loss)
                                          (Loss)     Before
Net
                                          Before     Extra-
Income
                                          Extra-     ordinary   Net
(Loss)
                    Net        Gross      ordinary   Items Per  Income
Per
Quarters            Sales      Profit     Items      Share      (Loss)
Share
1993
 First Quarter    $ 78,482   $ 17,947   $    373   $   0.04   $    373
$   0.04
 Second Quarter     87,853     20,832      2,917       0.43      2,917
0.43
 Third Quarter      85,911     18,274      1,835       0.17
(9,472)
(0.88)
 Fourth Quarter     94,050     19,883      2,078       0.10      2,078
0.10


1992
 First Quarter    $ 71,408   $ 16,913   $(10,374)  $    (a)
$(10,374)
$    (a)
 Second Quarter     74,416     17,672     (4,056)       (a)    197,252
(a)
 Third Quarter      72,436     13,670     (2,180)     (0.32)
(2,180)
(0.32)
 Fourth Quarter     74,583     16,184        558       0.08        558
0.08

(a) As the Company was a wholly-owned subsidiary of another company, earnings per share for the periods prior to June 8, 1992 are not meaningful.

(b) The third quarter of 1993 reflects the results of the 1993 Recapitalization and the second quarter of 1992 reflects the 1992 Restructuring. (See Notes 1 and 2)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                PART III

Item 10.  Directors and Executive Officers of the Company

     The section entitled "Election of Directors" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held May 4, 1994 sets forth certain information regarding the directors and is incorporated herein by reference. The section entitled "Certain Transactions-Compliance with Section 16(a) of the Exchange Act" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held May 4, 1994 sets forth certain information regarding reporting under Section 16 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

     Information regarding the compensation of management is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 4, 1994, under the caption "Executive Compensation" and, except for the report of the compensation committee of the Board of Directors and the information contained under the caption "Performance Graph," is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information regarding ownership of the Company's Common Stock is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 4, 1994, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     Information   regarding    certain   relationships    and related
transactions is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 4, 1994, under the caption "Certain Transactions - Payments Pursuant to
 Previous Deferred Compensation Plan" and is incorporated herein by reference.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on  Form 8-K

     (a)(1)    Financial Statements

               Included in Part II of this report.

               -    Report of independent public accountants

               - Consolidated balance sheets as of December 31, 1993 and January 1, 1993.

               - Consolidated statements of operations for the fiscal year ended December 31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992, and for the fiscal year ended January 3, 1992.

               - Consolidated statements of changes in shareholders' investment for the fiscal year ended December 31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992 and for the fiscal year ended January 3, 1992.

               - Consolidated statements of cash flows for the fiscal year ended December 31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992 and for the fiscal year ended January 3, 1992.

               -    Notes to consolidated financial statements.

     (a)(2)    Financial Statement Schedules

               Included in Part IV of this report:

               For the fiscal year ended December 31, 1993, for the seven months ended January 1, 1993, for the five months ended June 8, 1992 and for the fiscal year ended January 3, 1992.

               -    Schedule V - Property, plant and equipment.

               - Schedule VI - Accumulated depreciation of property, plant and equipment.

               - Schedule VIII - Valuation and qualifying accounts and reserves.

               -    Schedule  X   -   Supplementary   income statement
                    information.

               Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

     (a)(3)    Exhibits

               The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this annual report on Form 10-K.

     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

     (c)       Exhibits

               3.1  -    Restated Certificate of Incorporation the Registrant.

               3.2  -    Amended and Restated Bylaws of the Registrant.

               4.1  -    Form of 10 1/2% Senior Notes due 2003
(incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64598)).

               4.2  -    Indenture governing 10 1/2% Senior Notes due
2003.

               4.3  -    Credit Agreement dated as of August 4, 1993,
as amended, among the Registrant, the Lenders listed therein and CitiCorp USA, Inc., as the Co-Agent for the Lenders, and the Bank of Nova Scotia, as the Agent for the Lenders (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               4.4  -    Amendment No. 7 dated as of June 5, 1992
amending the Credit and Guaranty Agreement dated as of September 9, 1988 by and among TPC Holding Corp., Pacific Corp., the Registrant, the Banks listed therein and Morgan Guaranty Trust Company of New York (incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               4.5  -    Amendment No. 5 dated as of June 5, 1992
amending the Security Agreement dated as of September 9, 1988 by and between the Registrant and J.P. Morgan (incorporated herein by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               4.6  -    Subsidiary Security Agreement dated as of
June 5, 1992 by and among each of the Subsidiary Guarantors listed herein and J.P. Morgan (incorporated herein by reference to Exhibit
4.3 to the Registrant's Registration Statement on Form S-1
(Registration No. 33-50724)).

               4.7  -    Amendment No. 1 dated as of June 5, 1992 to
the Subsidiary Guaranty amending the Guaranty dated as of April 1, 1991 given by the Subsidiary Guarantor listed therein (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               4.8  -    Pledge Agreement dated as of June 5, 1992 by
and between the Registrant and J.P. Morgan (incorporated herein by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               4.9  -    Subsidiary Pledge Agreement dated as of June
5, 1992 by and between each of the Subsidiary Guarantors listed therein and J.P. Morgan (incorporated herein by reference to Exhibit
4.6 to the Registrant'sRegistration Statement on Form S-1
(Registration No. 33-50724)).

               4.10 -    Trademark Security Agreement dated as of June
5, 1992 by and between the Registrant and J.P. Morgan (incorporated herein by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               4.11 -    Amendment No. 6 dated as of June 5, 1992
amending the Senior Note Purchase Agreement dated as of September 30, 1988 by and among the Registrant, TPC Holding Corp and the Insurance Company Lenders listed therein (incorporated herein by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.1 -    Registration Rights Agreement, dated as of
June 5, 1992 by and among the Registrant and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.2 -    Lenders' Equity Agreement dated as of June 5,
1992 by and among the Registrant and the Banks and other financial institutions listed therein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.3 -    ESJ Exchange Agreement dated as of June 5,
1992 by and among the Registrant, TPC Holding Corp. and the ESJ Entities (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.4*     -    Management Equity Agreement dated as of
June 5, 1992 by and among the Registrant and the individuals listed therein, and including a form of the Triangle Pacific Corp. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.5*     -    Form of Amended and Restated Employment
Agreement (incorporated herein by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.6*     -    Form of Services and Compensation
Agreement (incorporated herein by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.7*     -    Salaried Employees Profit Sharing Plan
(as restated January 1, 1993) of the Registrant (incorporated herein by reference to Exhibit 10.7 to the Registrant's Registration
Statement on Form S-1 (Registration No. 33-64530)).

               10.8*     -    Salaried Employees Cash Bonus plan of
the Registrant (incorporated herein by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.9*-    Form of Stock Option Plan of the Registrant
(incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.10*-   Form of Stock Option Agreement of the
Registrant (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.11     -    Lease dated as of June 1, 1988 by and
between West Virginia Jobs and Development Corporation and Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-50724)).

               10.12     -    Amendment to Lease effective as of April
14, 1989 by and between West Virginia Jobs and Development Corporation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.13     -    Second Amendment to lease effective as
of November 1, 1991 by and between West Virginia Economic Development Authority, as successor to West Virginia Jobs and Development Corporation, and the Registrant (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.14     -    Third Amendment to Lease effective as of
March 10, 1993 by and between West Virginia Economic Development Authority, as successor to West Virginia Jobs and Development Corporation, and the Registrant (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.15*-   Triangle Pacific Corp. 1993 Long-Term
Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Registration's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.16*- Triangle Pacific Corp. Nonemployee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.17     -    Form of Indemnity Agreement between the
Registrant and each of its directors and executive officers.

               10.18     -    Amendment No. 8 dated as of January 7,
1993 amending the Credit and Guaranty Agreement dated as of September 9, 1988 by and among TPC Holding Corp., Pacific Corp, the Registrant and J.P. Morgan (incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64530)).

               10.19     -    Amendment No. 6 dated as of August 15,
1992 amending the Security Agreement dated as of September 9, 1988 by and between the Registrant and J.P. Morgan (incorporated herein by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (Registration No. 33-64570)).

               23.1 -    Consent of Arthur Andersen & Co.

               27.1 -    Financial Data Schedule.

__________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   TRIANGLE PACIFIC CORP.

                              By:  /s/ Floyd F. Sherman
                                   Floyd F. Sherman
                                   Chairman of the Board,
                                   President and Chief
                                   Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Floyd F. Sherman          Chairman of the Board          March 30, 1994
   Floyd F. Sherman           and President
                              (Principal Executive Officer)

/s/ M. Joseph McHugh          Director and Senior            March 30, 1994
   M. Joseph McHugh           Executive Vice President
                              (Principal Financial Officer)

/s/ Robert J. Symon           Vice President and             March 30, 1994
   Robert J. Symon            Controller
                              (Principal Accounting Officer)


/s/ B. William Bonnivier      Director                  March 30, 1994
   B. William Bonnivier


/s/ Charles M. Hansen, Jr.    Director                  March 30, 1994
   Charles M. Hansen, Jr.


/s/ David R. Henkel           Director                  March 30, 1994
   David R. Henkel


                              Director                  March __, 1994
   Jack L. McDonald


                              Director                  March __, 1994
   Carson R. McKissick


/s/ Karen Gordon Mills        Director                  March 30, 1994
   Karen Gordon Mills

                                                              SCHEDULE V
                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                     PROPERTY, PLANT AND EQUIPMENT
                             (in thousands)

Column A            Column B    Column C    Column D    Column E
Column F
                    Balance at
Balance
                    beginning   Additions   Retire-      Other
at
end
Classifications     of period    at cost     ments       changes    of
period
Fiscal Year ended
 January 3, 1992:
  Land              $  16,302   $      25   $      -   $       -    $
16,327
  Buildings and
    improvements       50,142         796        236      (1,613)
49,089
  Equipment, furni-
    ture & fixtures    82,234       1,435        180      (1,824)
81,665
                    $ 148,678   $   2,256   $    416   $  (3,437)   $
147,081

Five months ended
 June 8, 1992:
  Land              $  16,327   $       6   $      -   $  (3,000)   $
13,333
  Buildings and
    improvements       49,089         380         31      (6,532)
42,906
  Equipment, furni-
    ture & fixtures    81,665         504        811     (26,203)
55,155
                    $ 147,081   $     890   $    842   $ (35,735)(1)$
111,394

Seven months ended
 January 1, 1993:
  Land              $  13,333   $     119   $      -   $       -    $
13,452
  Buildings and
    improvements       42,906         299         15      (4,721)
38,469
  Equipment, furni-
    ture & fixtures    55,155       1,968        343      (1,420)
55,360
                    $ 111,394   $   2,386   $    358   $  (6,141)(1)$
107,281

Fiscal year ended
 December 31, 1993:
  Land              $  13,452   $       -   $      -   $       -    $
13,452
  Buildings and
    improvements       38,469       1,397          -       3,516
43,382
  Equipment, furni-
    ture & fixtures    55,360       6,239         47       4,207
65,759
                    $ 107,281   $   7,636   $     47   $   7,723(2) $
122,593

(1) Results primarily from the quasi-reorganization. The Company restated its property, plant and equipment to fair value. In conncection with  this,  land  was  reduced  by  $3.0  million and buildings and equipment by $6.5 million. In addition, the accumulated depreciation was eliminated against the applicable property categories. (See Note 3 to Consolidated Financial Statements.)

(2) Represent costs incurred to replace the buildings and equipment at Thompsontown, Pennsylvania which was destroyed by fire. The Company was reimbursed for these costs by an insurance company.

                                                             SCHEDULE
VI
                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      ACCUMULATED DEPRECIATION OF
                     PROPERTY, PLANT AND EQUIPMENT
                             (in thousands)

Column A            Column B    Column C    Column D    Column E
Column F
                                Additions
                    Balance at  charged to
Balance
                    beginning   costs and   Retire-      Other
at
end
Classifications     of period    expenses    ments       changes    of
period
Fiscal Year ended
 January 3, 1992:
  Buildings and
    improvements    $   4,323   $   2,000   $     38   $    (254)   $
6,031
  Equipment, furni-
    ture & fixtures    17,259       7,431        294        (432)
23,964
                    $  21,582   $   9,431   $    332   $    (686)   $
29,995

Five months ended
 June 8, 1992:
  Buildings and
    improvements    $   6,031   $     797   $     21   $  (6,807)   $
- -
  Equipment, furni-
    ture & fixtures    23,964       2,937        780     (26,121)
- -
                    $  29,995   $   3,734   $    801   $ (32,928)(1)$
- -

Seven months ended
 January 1, 1993:
  Buildings and
    improvements    $       -   $   1,155   $      -   $       -    $
1,155
  Equipment, furni-
    ture & fixtures         -       4,100          -           -
4,100
                    $       -   $   5,255   $      -   $       -    $
5,255

Fiscal year ended
 December 31, 1993:
  Buildings and
    improvements    $   1,155   $   1,700   $      -   $       -    $
2,855
  Equipment, furni-
    ture & fixtures     4,100       6,229         13           -
10,316
                    $   5,255   $   7,929   $     13   $       -    $
13,171

(1) Results primarily from the quasi-reorganization. The accumulated depreciation was eliminated against the applicable property categories. (See Note 3 to Consolidated Financial Statements.)

                                                           SCHEDULE
VIII
                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING
                         ACCOUNTS AND RESERVES
                             (in thousands)

Column A            Column B      Column C      Column D      Column E
                                  Additions
                    Balance at    charged to                  Balance
                    beginning     costs and                  at end
of
Classifications      of period    expenses    Deductions(1)   period
Fiscal Year ended
 January 3, 1992:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   3,674    $   2,170    $   2,406    $   3,438

Five months ended
 June 8, 1992:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   3,438    $     678    $     (19)   $   4,135

Seven months ended
 January 1, 1993:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   4,135    $   1,438    $     475    $   5,098

Fiscal Year ended
 December 31, 1993:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   5,098    $     485    $   2,260    $   3,323

(1)  Write-offs of specific accounts, net of recoveries.


                                                              SCHEDULE
X


                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

               SUPPLEMENTARY INCOME STATEMENT INFORMATION

                             (in thousands)


Column A                                             Column B

                                             Charged to costs and
expenses
                                      Fiscal       Seven       Five
Fiscal
                                      year         months      months
year
                                      ended        ended       ended
ended
                                    December 31,  January 1,   June 8,
January 3,
      Item                             1993         1993        1992
1992
Maintenance and repairs              $   7,442   $   3,502   $   2,630
$   5,148

Depreciation and amortization of
 intangible assets, pre-operating
 costs and similar deferrals:

     Amortization of goodwill        $   1,613   $     884   $   1,863
$   4,463
     Amortization of deferred
       financing costs                     536           -       1,537
3,773
     Amortization of trademark             800         416         467
1,000
                                     $   2,949   $   1,300   $   3,867
$   9,236

Taxes, other than payroll and
 income taxes                                *           *           *
*


Royalties                                    *           *           *
*


Advertising costs                    $   6,317   $   3,986   $   3,213
$   5,010



*Less than 1% of sales.