Form 10-Q
period 1994-04-01
TRIANGLE PACIFIC CORP
filed 1994-05-13
CIK 230602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      April 1, 1994

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number:    0-22138

                     Triangle Pacific Corp.
(Exact name of registrant as specified in its charter)

                          Delaware
(State or other jurisdiction of incorporation or organization)

                         94-2998971
(I.R.S. Employer Identification No.)

  16803 Dallas Parkway, Dallas, Texas              75248

(Address of principal executive offices)         (Zip Code)

                       (214) 931-3000
(Registrant's telephone number, including area code)


(Former name, former address and former fiscal year if changed since last report)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      [X] Yes      [ ] No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
14,661,329 Shares on April 1, 1994

TRIANGLE PACIFIC CORP. AND SUBSIDIARY

INDEX


PART I FINANCIAL INFORMATION		                				Page No.

Item 1.	Financial Statements

	Consolidated Statements of Operations
	for the three months ended April 1, 1994 and
	for the three months ended April 2, 1993	           4

	Consolidated Balance Sheets
	April 1, 1994 and December 31, 1993			              5

	Consolidated Statements of Cash Flows
	for the three months ended April 1, 1994 and
	for the three months ended April 2, 1993    		      6

	Consolidated Statement of Changes in
	Shareholders' Investment for the three months
	ended April 1, 1994.                    						      7

	Notes to Consolidated Financial Statements	  	      8


Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results
		of Operations                         							     13



PART II OTHER INFORMATION                						     16


SIGNATURES                            									     17

PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiary
Consolidated Financial Statements
for the Three Months ended April 1, 1994





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of the operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of December 31, 1993.



TRIANGLE PACIFIC CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except earnings per share data)



                          								   Three Months Ended
                             								April 1,		April 2,
                            								  1994      1993

Net sales                    							$  90,710		$  78,482

Costs and expenses

	Cost of sales                	 				   68,627		   60,535

	Selling, general and administrative   13,113		   11,631

	Amortization of goodwill        			      380		      405

	Interest	                     					    4,897		    4,895

                            								   87,017		   77,466

Income before income taxes       			    3,693		    1,106

Provision for income taxes       			    1,551		      643

Net income                    						$   2,142		$     373

Net income per share            				$    0.15		$    0.04

Weighted average shares outstanding	   14,653		    6,708



Pro-forma income data:
Net income                    						$   2,142		$     373

Pro-forma adjustments re: 1993
recapitalization               					        -		      101

Pro-forma net income             			$   2,142  $     474

Pro-forma net income per share    		$    0.15		$    0.03

Weighted average shares outstanding	   14,653		   14,648




The accompanying notes to consolidated financial statements are an integral part of these statements.


TRIANGLE PACIFIC CORP. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(in thousands)
ASSETS                          						April 1,		December  31,
Current assets:                 				   1994   		     1993
	Cash and cash equivalents         		$   1,602		$     785
	Receivables (net of allowances
	 of $2,769 and $3,323
	 respectively)                  				   40,529		   39,454
	Inventories                    					   62,507		   64,072
	Prepaid expenses                				    3,972		    4,273
	  Total current assets           			  108,610		  108,584
Property, plant and equipment
	Land                          						   13,452		   13,452
	Buildings                      					   43,628		   43,382
	Equipment, furniture and
	 fixtures                      					   68,413		   65,759
                              							  125,493		  122,593
Less:  accumulated depreciation    		   15,144		   13,171
                               						  110,349 	  109,422
Other assets:
	Goodwill                       					   60,200		   60,580
	Trademark                      					   30,533		   30,733
	Other                         						   13,135		   11,654
	Deferred financing costs          		    7,782		    8,126
Total assets                    					$ 330,609		$ 329,099

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
	Current portion of long-term debt   $   1,379  $   1,467
	Accounts payable                				   14,616		   13,336
	Accrued liabilities              			   16,576		   19,699
	Income taxes payable             			    1,551		        -
	  Total current liabilities       		   34,122		   34,502
Long-term debt, net of current portion 162,589 	  162,897
Deferred income taxes             			   43,668 	   43,653
	Total liabilities               				  240,379		  241,052
Shareholders' investment:
	Common stock - $.01 par value,
	 authorized shares - 30,000,000
	 issued and outstanding shares
	 14,661,329 at April 1, 1994
	 and 14,657,607 at December 31,
	 1993                         						      147		      146
	Additional paid-in capital        		   93,094		   93,054
	Accumulated deficit:
	 Post June 8, 1992               			   (3,011)	   (5,153)
Total shareholders investment     			   90,230		   88,047
Total liabilities and
	shareholders' investment          		$ 330,609		$ 329,099

The accompanying notes to consolidated financial statements are an integral part of theses balance sheets.


TRIANGLE PACIFIC CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                               								    Three Months Ended
                                   								April 1,		April 2,
                                   								  1994  		  1993
Cash flows from operating activities
	Net income	                         					$  2,142		$    373
	Adjustments:
	  Depreciation                    			  		   1,973		   1,957
	  Deferred income taxes              				      15		     643
	  Amortization of goodwill and trademark	     580 	     605
	  Amortization of deferred financing cost	    358         -
	  Amortization of original issue discount	      -       398
	  Provision for doubtful accounts		           207		     235
	Changes in assets and liabilities:
	  Receivables	                       				  (1,282)		 (2,629)
	  Inventories				                       	   1,565		  (5,450)
	  Prepaid expenses                   				     300		    (489)
	  Other assets		                      			     (24)		   2,574
	  Accounts payable	                   			   1,280		  (2,311)
	  Accrued liabilities		                		     442		     179
	  Accrued liabilities - interest       		  (3,565)	   1,170
	  Income taxes payable	               			   1,551		       -
	  Deferred compensation	              			       -		  (1,881)
Net cash provided by (used in)
	operating activities                 				   5,542		  (4,626)
Cash flows from investing activities:
	  Additions to property, plant &
	    equipment                       					  (2,899)		   (485)
	  Construction deposits              				  (1,457)	    (902)
Net cash used in investing activities   		  (4,356)	  (1,387)
Cash flows from financing activities:
	Long-term debt borrowings             			       -		   6,500
	Long-term debt payments              				    (396)	    (382)
	Exercise of stock options             			      41		       -
	Refinancing costs	                   				     (14)		      -
Net cash provided by (used in)
	financing activities	                  		    (369)    6,118
Net increase in cash	                  		 $    817  $    105
Cash and cash equivalents, beginning
	of period	                          					     785		     547
Cash and cash equivalents, end of period		$  1,602		$    652

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	  Interest                         						$  8,049		$  3,251
	  Income taxes                      					      10		       -


The accompanying notes to consolidated financial statements are an integral part of these statements.


TRIANGLE PACIFIC CORP. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE THREE MONTHS ENDED APRIL 1, 1994
(in thousands)

                                         Additional
                            Common	Paid-In      Accumulated
                            Stock          Capital        Deficit       Total

Balance,
 December 31, 1993          $      146    $  93,054    $  (5,153)    $  88,047

Net income                           -            -        2,142         2,142

Exercise of stock
 options                             1           40            -            41

Balance,
 April 1, 1994              $      147    $  93,094    $  (3,011)    $  90,230
























The accompanying notes to consolidated financial statements are an integral part of this statement.



TRIANGLE PACIFIC CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - 1993 RECAPITALIZATION:

	The Company filed, in 1993, two registration statements with the Securities and Exchange Commission and sold to the public
7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003 ("the Offerings"). The net proceeds of the Offerings together with borrowings under a new $90 million bank credit facility (the "New Credit Facility") were used (i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt the Company incurred an extraordinary loss of $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures.

	On June 14, 1993, the Company's Board of Directors approved a reclassification pursuant to which each share of Series A
Common Stock was changed and converted into .67 of a share of Common Stock. The transaction became effective upon completion of the Offerings described above and has been reflected retroactively in the accompanying consolidated financial statements.

NOTE 2 -INVENTORIES:

	Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $20,062,000 at April 1, 1994 and $23,965,000 at December 31,
1993. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $5,138,000 at April 1, 1994 and December 31, 1993. Raw
materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                           April 1,     December 31,
                          	  1994     	    1993
                      	        (in thousands)
     Raw materials         $  34,447    $  42,045
     Work-in-process      	    2,945	       3,125
     Finished goods       	   25,115	      18,902
          Total	           $  62,507    $  64,072



NOTE 3 - LONG-TERM DEBT:

	Long-term debt consists of the following (in thousands):

                                          April 1,  December 31,
                                         	  1994  	   1993
Mortgages payable                         $  3,968  $  4,364
Senior Notes, 10 1/2% due 8-1-2003         160,000   160,000
                                         	 163,968	  164,364
Less:  Current portion of long-term debt    (1,379)	  (1,467)
                                          $162,589  $162,897

	Letters of credit outstanding at April 1, 1994 and December 31, 1993 were $9.7 million and $9.8 million, respectively, under a facility pursuant to which they can be renewed or replaced.

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

New Credit Facility

	The Company has entered into the New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. The Company had $50.0 million of unused borrowing capacity under this facility at April 1, 1994. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 1% (7.25% at April 1, 1994) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The unpaid balance is due on August 4, 1996.

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

	Mortgages payable represent various Industrial Revenue Bond
(IRB) notes. The IRB notes vary in interest rate, with several notes dependent upon the prime rate. At April 1, 1994 and December 31, 1993 the interest rates ranged up to 9.0%.

	These notes are payable through 2000 and are collateralized by the related underlying assets.

NOTE 4 - INCOME TAXES:

The components of the deferred tax liability and assets are as follows (in thousands):

                                     April 1,   December 31,
                                   	   1994   	   1993
Deferred Tax Liability:
     Property, plant and equipment	 $  28,294   $  28,429
     Trademark                     	   12,000	     12,078
     Other	                             6,006	      7,123
                                    $  46,300   $  47,630

Deferred Tax Asset:
     Tax Carryforwards              $       -   $   1,991
     Other                         	    2,632	      1,986
                                    $   2,632   $   3,977



The provision for income taxes consists of the following (in thousands):

                                 	   Three Months Ended
                                     April 1,   April 2,
                                    	  1994  	    1993
Current:
     Federal	                        $   1,381  $       -
     State and Local	                      170 	        -
                                     $   1,551  $       -

Deferred:
     Federal                         $       -   $     571
     State and Local	                        -	         72
                                     $       -   $     643
Total                                $   1,551   $     643

The tax provision for the periods ending April 1, 1994 and April
2, 1993 is 42.0% and 54.7% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows (in thousands):

                                	   Three Months Ended
                                    April 1,   April 2,
                                   	  1994    	  1993

Computed (expected) tax provision 	$  1,293	   $     345

Increase  from:
     State and local taxes	             159	          44

Amortization of goodwill	               149	         155

Other book to tax differences (net)     (50)	         99

                                   $  1,551    $     643







MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

	Net sales for the three months ended April 1, 1994 were $90.7 million compared to $78.5 million for the three months ended April 2, 1993, representing a 15.5% increase. Net sales for the Bruce Hardwood Floors Division increased 24.3% over the first three months of the previous year.

	The Beltsville and Cabinet Divisions also experienced higher sales over prior year levels. The first quarter of 1994 was unusually difficult due to the severe winter weather in much of the country. Disruptions of operations and delays in shipments were at times unavoidable.

GROSS PROFIT

	Gross profit for the three months ended April 1, 1994 amounted to $22.1 million, or 24.3% of net sales, compared to $17.9 million, or 22.9% of net sales, in the same period in 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

	Selling, general and administrative expenses amounted to $13.1 million for the three months ended April 1, 1994 compared to $11.6 million for the three months ended April 2, 1993. As a percent of net sales, selling, general and administrative expenses were 14.5% for the three months ended April 1, 1994 compared to 14.8% for the same period in fiscal 1993.

OPERATING INCOME

	Operating income for the three months ended April 1, 1994 was $8.6 million compared to $5.9 million for the three months ended April 2, 1993. The increased operating income in the first quarter of fiscal 1994 compared to the same period in fiscal 1993 was attributable to significantly higher net sales, together with improved operating efficiencies which generated increased gross profit margins and lower selling, general and administrative expenses as a percent of net sales.

INTEREST EXPENSE

	Interest expense for both the three months ended April 1, 1994 and the three months ended April 2, 1993 was $4.9 million.



NET INCOME

	Net income for the three months ended April 1, 1994, amounted to $2.1 million, or $0.15 per share, compared to $.4 million, or $0.04 per share, for the three months ended April 2, 1993. The 1994 period benefited from higher net sales and operating income.

PRO-FORMA NET INCOME

	Pro-forma net income for the three months ended April 1, 1994 was $2.1 million, or $.15 per share, versus $.5 million, or $.03 per share for the same period in fiscal 1993.

	Pro-forma figures for 1993 assume that the Company's third quarter 1993 public offerings of debt and equity securities occurred on the first day of fiscal 1993. The gross proceeds of the Company's initial public offerings of debt and equity were $160 million and $79.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

	In 1993, the Company completed two public offerings of 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003. The net proceeds of the offerings, together with borrowings under a new $90 million bank credit facility were used (i) to repay the entire unpaid balance under the Company's previously existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt, the Company incurred an extraordinary loss of $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures. The New Credit Facility provides for up to $90 million of revolving credit loans for working capital and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable.

	For the fiscal quarter ended April 1, 1994, cash increased by $.8 million. Cash provided from operating activities was $5.5 million. Cash flow of $4.4 million was used for additions to plant, property and equipment and construction deposits relating to expansion of the Bruce Hardwood Floors plant in West Virginia.

	On April 1, 1994, the Company had working capital of $74.5 million, or 22.5% of total assets, and $50.0 million of unused bank borrowing capacity.



	The Company believes that borrowing availability under the New Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures.


PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

		a)	Exhibits - None

		b)	No reports on Form 8-K have been filed during the
quarter ended April 1, 1994.



SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					TRIANGLE PACIFIC CORP.




Date:  May 13, 1994        By:    /s/ M. J. McHugh
                    					      M. Joseph McHugh
                    					      Senior Executive Vice President
                					           and Treasurer
                    					      (duly authorized officer and
                    					      principal financial officer)





Date:  May 13, 1994        By:    /s/ Robert J. Symon
                    					      Robert J. Symon
                    					      Vice President - Controller
                    					      (principal accounting officer)