Form 10-Q
period 1994-07-01
TRIANGLE PACIFIC CORP
filed 1994-08-10
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 1, 1994
                               --------------------------------------------
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number:              0-22138
                        ---------------------------------------------------

                               Triangle Pacific Corp.
- ---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                                    Delaware
- ---------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

                                   94-2998971
- ---------------------------------------------------------------------------
                  (I.R.S. Employer Identification No.)

  16803 Dallas Parkway, Dallas, Texas                        75248
- ---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (214) 931-3000
- ---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


- ---------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      [X] Yes      [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  14,661,329 Shares on July 1, 1994
                       TRIANGLE PACIFIC CORP. AND SUBSIDIARY

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the six months ended July 1, 1994 and July 2, 1993 and
     for the three months ended July 1, 1994 and July 2, 1993      4

     Consolidated Balance Sheets
     July 1, 1994 and December 31, 1993                            5

     Consolidated Statements of Cash Flows
     for the six months ended July 1, 1994 and July 2, 1993        7

     Consolidated Statement of Changes in
     Shareholders' Investment for the six months
     ended July 1, 1994.                                           8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         12



PART II OTHER INFORMATION                                         17


SIGNATURES                                                        18




















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiary
Consolidated Financial Statements
for the Six Months ended July 1, 1994





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



                      TRIANGLE PACIFIC CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                 Six Months Ended        Three Months Ended
                                 --------------------     -------------------
                                 July 1,     July 2,       July 1,    July 2,
                                  1994        1993          1994       1993
                                 --------    --------     --------   --------
Net sales                       $ 197,628   $ 166,335    $ 106,918  $  87,853
                                 --------    --------     --------   --------
Costs and expenses

     Cost of sales                146,098     127,556       77,471     67,021
     Selling, general
       and administrative          27,720      22,546       14,607     10,915
     Amortization of goodwill         760         810          380        405
     Interest                       9,522       9,901        4,625      5,006
                                 --------    --------     --------   --------
                                  184,100     160,813       97,083     83,347
                                 --------    --------    --------   --------
Income before income taxes         13,528       5,522        9,835      4,506

Provision for income taxes          5,526       2,232        3,975      1,589
                                 --------    --------     --------   --------
Net income                      $   8,002   $   3,290    $   5,860  $   2,917
                                 ========    =======     ========   ========
Net income per share            $    0.55   $    0.47    $    0.40  $    0.43
                                 ========    ========     ========   ========
Weighted average shares
  outstanding                      14,657       6,708       14,661      6,708


Pro-forma income data:
Net income                          8,002       3,290    $   5,860  $   2,917

Pro-forma adjustments re: 1993
  recapitalization                      -         424            -        323
                                 --------    --------     --------   --------
Pro-forma net income            $   8,002   $   3,714    $   5,860  $   3,240
                                 ========    ========     ========   ========
Pro-forma net income per share  $    0.55   $    0.25    $    0.40  $    0.22
                                 ========     ========    ========   ========
Weighted average shares
  outstanding                      14,657      14,645       14,661     14,645







The accompanying notes to consolidated financial statements are an integral part of these statements.
                      TRIANGLE PACIFIC CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      July 1,     December 31,
                                                       1994          1993
ASSETS                                             ---------      ------------
Current assets:
   Cash and cash equivalents                       $  13,791      $     785
   Receivables (net of allowances
    of $2,404 and $3,323 respectively)                48,743         39,454
   Inventories                                        63,091         64,072
   Prepaid expenses                                    4,824          4,273
                                                    --------       --------
     Total current assets                            130,449        108,584
                                                    --------       --------
Property, plant and equipment
   Land                                               13,673         13,452
   Buildings                                          43,226         43,382
   Equipment, furniture and fixtures                  74,469         65,759
                                                    --------       --------
                                                     131,368        122,593

   Less:  accumulated depreciation                    17,165         13,171
                                                    --------       --------
                                                     114,203        109,422
Other assets:
   Goodwill                                           59,820         60,580
   Trademark                                          30,333         30,733
   Other                                              13,666         11,654
   Deferred financing costs                            7,424          8,126
                                                    --------       --------
Total assets                                       $ 355,895      $ 329,099
                                                    ========       ========


















The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                     TRIANGLE PACIFIC CORP. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)


                                                     July 1,     December 31,
                                                      1994          1993
LIABILITIES AND SHAREHOLDERS' INVESTMENT          ---------      ------------
Current liabilities:
   Current portion of long-term debt              $   1,573      $   1,467
   Accounts payable                                  17,965         13,336
   Accrued liabilities                               25,173         19,699
   Income taxes payable                               4,992              -
                                                   --------       --------
     Total current liabilities                       49,703         34,502
                                                   --------       --------
Long-term debt, net of current portion              169,058        162,897
                                                   --------       --------
Deferred income taxes                                41,044         43,653
                                                   --------       --------
     Total liabilities                              259,805        241,052
                                                   --------       --------

Shareholders' investment:
   Common stock - $.01 par value, authorized shares
   - 30,000,000 issued and outstanding shares
    14,661,329 at July 1, 1994 and 14,647,607 at
    December 31, 1993                                   147            146
   Additional paid-in capital                        93,094         93,054
   Retained earnings (deficit):
    Post June 8, 1992                                 2,849         (5,153)
                                                   --------       --------

Total shareholders' investment                       96,090         88,047
                                                   --------       --------

Total liabilities and shareholders' investment    $ 355,895      $ 329,099
                                                   ========       ========













The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                TRIANGLE PACIFIC CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                         Six Months Ended
                                                      --------------------
                                                       July 1,     July 2,
                                                        1994        1993
Cash flows from operating activities:                 --------    --------
  Net income                                         $   8,002   $   3,290
  Adjustments:
    Depreciation                                         3,994       3,911
    Deferred income taxes                               (2,609)        571
    Amortization of goodwill and trademark               1,160       1,210
    Amortization of deferred financing costs               716           -
    Amortization of original issue discount                  -         812
    Provision for doubtful accounts                        402         321
  Changes in assets and liabilities:
    Receivables                                         (8,949)     (9,135)
    Inventories                                          1,387     (10,775)
    Prepaid expenses                                      (525)     (1,315)
    Other assets                                         1,917       1,927
    Accounts payable                                     4,479       1,757
    Accrued liabilities                                  4,110         269
    Accrued liabilities - interest                         785       2,351
    Income taxes payable                                 4,992       1,617
    Deferred compensation                                    -      (1,969)
                                                      --------    --------
Net cash provided by (used in) operating activities     19,861      (5,158)
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (6,174)     (2,013)
  Construction deposits                                 (1,852)     (2,168)
  Acquisition of Premier Wood Floors                    (5,123)          -
                                                      --------    --------
Net cash used in investing activities                  (13,149)     (4,181)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                              7,000      10,000
  Long-term debt payments                                 (733)       (707)
  Exercise of stock options                                 41           -
  Refinancing costs                                        (14)          -
                                                      --------    --------
Net cash provided by financing activities                6,294       9,293
                                                      --------    --------
Net increase (decrease) in cash                      $  13,006   $     (46)
Cash and cash equivalents, beginning  of period            785         547
                                                      --------    --------
Cash and cash equivalents, end of period             $  13,791   $     501
                                                      ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $   8,412   $   6,559
    Income taxes                                           146          45

The accompanying notes to consolidated financial statements are an integral part of these statements.


                     TRIANGLE PACIFIC CORP. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                    FOR THE SIX MONTHS ENDED JULY 1, 1994
                                  (in thousands)

                                     Additional    Retained
                          Common     Paid-In       Earnings
                          Stock      Capital       (Deficit)      Total
                         -------     -------       ---------     -------
Balance,
 December 31, 1993      $    146    $ 93,054      $ (5,153)     $ 88,047

Net income                     -           -         8,002         8,002

Exercise of stock
 options                       1          40             -            41
                         -------     -------       -------       -------
Balance,
 July 1, 1994            $   147    $ 93,094      $  2,849      $ 96,090
                         =======     =======       =======       =======








































The accompanying notes to consolidated financial statements are an integral part of this statement.
TRIANGLE PACIFIC CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - 1993 RECAPITALIZATION:

     The Company filed, in August 1993, two registration statements with the Securities and Exchange Commission and sold to the public 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003 ("the Offerings"). The net proceeds of the Offerings together with borrowings under a new $90 million bank credit facility (the "New Credit Facility") were used (i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt the Company incurred an extraordinary loss of $11.3 million, net of tax, which was recorded in the third quarter of 1993, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures.

     On June 14, 1993, the Company's Board of Directors approved a reclassification pursuant to which each share of Series A Common Stock was changed and converted into .67 of a share of Common Stock. The transaction became effective upon completion of the Offerings described above and has been reflected retroactively in the accompanying consolidated financial statements.

     Pro-forma figures for the periods on the Consolidated Statements Of Operations assume that the Offerings occurred on the first day of fiscal 1993.

NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $18,369,000 at July 1, 1994 and $23,965,000 at December 31, 1993. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $5,138,000 at July 1, 1994 and December 31, 1993. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows (in thousands):

                                              July 1,     December 31,
                                               1994          1993
                                             --------     ------------

     Raw materials                          $  31,513    $  42,045
     Work-in-process                            2,954        3,125
     Finished goods                            28,624       18,902
                                             --------     --------
          Total                             $  63,091    $  64,072
                                             ========     ========








NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                                 July 1,    December 31,
                                                  1994        1993
                                                --------    -----------
     Mortgages payable                         $  10,631   $   4,364
     Senior Notes, 10 1/2% due 8-1-2003          160,000     160,000
                                                --------    --------
                                                 170,631     164,364
     Less:  Current portion of long-term debt     (1,573)     (1,467)
                                                --------    --------
                                               $ 169,058   $ 162,897
                                                ========    ========

     Letters of credit outstanding at July 1, 1994 and December 31, 1993 were $9.7 million and $9.8 million, respectively, under a facility pursuant to which they can be renewed or replaced.

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

New Credit Facility

     The Company has entered into the New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At July 1, 1994, the Company had no borrowings under the New Credit Facility and had $52.1 million of borrowing capacity under this facility. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 1% (8.25% at July 1, 1994) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The New Credit Facility expires on August 4, 1996.

     The New Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions in respect of the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the making of investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates. The New Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At July 1, 1994, the Company was in compliance with all financial covenants.

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

     Mortgages payable represent various Industrial Revenue Bond (IRB) notes. In June 1994, the Company entered into an industrial revenue financing agreement in the amount of $7,000,000 with Mississippi Business Finance Corp., a public corporation in Mississippi, to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. The funds required were provided by a bank term loan which matures on June 28, 2001. Collateral for the loan is the plant and equipment at Port Gibson, Mississippi. The IRB notes vary in interest rate, with several notes dependent upon the prime rate. At July 1, 1994 and December 31, 1993 the interest rates ranged up to 9.0%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.

NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and assets are as follows (in thousands):

                                              July 1,    December 31,
                                               1994         1993
                                             --------     -----------
     Deferred Tax Liability:
          Property, plant and equipment     $  24,728    $  28,429
          Trademark                            11,921       12,078
          Other                                 7,054        7,123
                                             --------     --------
                                            $  43,703    $  47,630
                                             ========     ========

     Deferred Tax Asset:
          Tax carryforwards                 $       -    $   1,991
          Other                                 2,660        1,986
                                             --------     --------
                                            $   2,660    $   3,977
                                             ========     ========





     The provision for income taxes consists of the following (in thousands):

                                                  Six Months Ended
                                                --------------------
                                                 July 1,     July 2,
                                                  1994        1993
                                                --------    --------
     Current:
          Federal                               $   4,497   $  1,474
          State and local                             552        187
                                                 --------    -------
                                                $   5,049   $  1,661
                                                 ========    =======

     Deferred:
          Federal                               $     425   $    507
          State and local                              52         64
                                                 --------    -------
                                                $     477   $    571
                                                 ========    =======
     Total                                      $   5,526   $  2,232
                                                 ========    =======

     The tax provision for the periods ending July 1, 1994 and July 2, 1993 is 40.9% and 40.4% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows (in thousands):

                                                   Six Months Ended
                                                ---------------------
                                                 July 1,      July 2,
                                                  1994         1993
                                                --------     --------

     Computed (expected) tax provision          $  4,733     $ 1,877

     Increase  from:
          State and local taxes                      582         237

     Amortization of goodwill                        299         310

     Change due to limitation of net
          operating loss carryforwards                 -        (215)

     Other book to tax differences (net)             (88)         23
                                                 -------      ------

                                                $  5,526     $ 2,232
                                                 =======      ======






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the six months ended July 1, 1994 were $197.6 million compared to $166.3 million for the six months ended July 2, 1993, representing an 18.8% increase. Net sales for all divisions increased which accounted for this growth over the same period last year.

     Net sales for the three months ended July 1, 1994 were $106.9 million compared to $87.9 million for the three months ended July 2, 1993, representing a 21.7% increase. Increased sales occurred in all divisions of the Company.

GROSS PROFIT

     Gross profit for the six months ended July 1, 1994 amounted to $51.5 million, or 26.1% of net sales, compared to $38.8 million, or 23.3% of net sales, in the same period in fiscal 1993.

     Gross profit for the three months ended July 1, 1994 amounted to $29.4 million, or 27.5% of net sales, compared to $20.8 million, or 23.7% of net sales, in the same period in fiscal 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $27.7 million for the six months ended July 1, 1994 compared to $22.5 million for the six months ended July 2, 1993. As a percent of net sales, selling, general and administrative expenses were 14.0% for the six months ended July 1, 1994 compared to 13.6% for the same period in fiscal 1993.

     Selling, general and administrative expenses amounted to $14.6 million for the three months ended July 1, 1994 compared to $10.9 million for the three months ended July 2, 1993. As a percent of net sales, selling, general and administrative expenses were 13.7% for the three months ended July 1, 1994 compared to 12.4% for the same period in fiscal 1993.

OPERATING INCOME

     Operating income for the six months ended July 1, 1994 was $23.1 million compared to operating income of $15.4 million in the six months ended July 2, 1993. The increased operating income in the first six months of fiscal 1994 compared to the same period in fiscal 1993 was attributable to significantly higher net sales, together with improved operating efficiencies which generated increased operating profit margins.

     Operating income for the three months ended July 1, 1994 was $14.5 million compared to operating income of $9.5 million in the three months ended July 2, 1993. This increase was also attributable to significantly higher net sales together with improved operating efficiencies which generated increased operating profit margins.

INTEREST EXPENSE

     Interest expense for the six months ended July 1, 1994 was $9.5 million compared to $9.9 million for the six months ended July 2, 1993.

     Interest expense for the three months ended July 1, 1994 was $4.6 million compared to $5.0 million for the three months ended July 2, 1993.

NET INCOME

     Net income for the first six months of fiscal 1994 amounted to $8.0 million compared to $3.3 million in the first six months in fiscal 1993. The first six months of fiscal 1994 benefited from higher net sales and operating income.

     Net income for the three months ended July 1, 1994, amounted to $5.9 million compared to $2.9 million for the three months ended July 2, 1993. The 1994 period benefited from higher net sales and operating income.


PRO-FORMA NET INCOME

     Pro-forma net income for the six months ended July 1, 1994 was $8.0 million, or $.55 per share, versus $3.7 million, or $.25 per share for the same period in fiscal 1993.


     Pro-forma net income for the three months ended July 1, 1994 was $5.9 million, or $.40 per share, versus $3.2 million, or $.22 per share for the same period in fiscal 1993.

     Pro-forma figures for 1993 assume that the Company's third quarter 1993 public offerings of debt and equity securities occurred on the first day of fiscal 1993. The gross proceeds of the Company's initial public offerings of debt and equity were $160 million and $79.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1993, the Company completed two public offerings of 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003. The net proceeds of the offerings, together with borrowings under a new $90 million bank credit facility were used (i) to repay the entire unpaid balance under the Company's previously existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt, the Company incurred an extraordinary loss of $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures. The New Credit Facility provides for up to $90 million of revolving credit loans for working capital and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable.

     For the six months ended July 1, 1994, cash increased by $13.0 million. Cash provided from operating activities was $19.9 million and cash received from Industrial Revenue Bond Notes was $7.0 million. This financing was used to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. Cash flow of $13.1 million was used for additions to plant, property and equipment, construction deposits relating to expansion of the Bruce Hardwood Floors plant in West Virginia and the acquisition of Premier Wood Floors on July 1, 1994 for approximately $5.1 million.

     On July 1, 1994, the Company had working capital of $80.7 million, or 22.7% of total assets, and $52.1 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the New Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures.



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits - None

            b) No reports on Form 8-K have been filed during the quarter ended July 1, 1994.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  August 9, 1994       By:    /s/ M. Joseph McHugh
      ----------------         -----------------------------------
                                  M. Joseph McHugh
                                  Senior Executive Vice President
                                   and Treasurer
                                  (duly authorized officer and
                                   principal financial officer)





Date:  August 9, 1994       By:    /s/ Robert J. Symon
      ----------------         -----------------------------------
                                  Robert J. Symon
                                  Vice President - Controller
                                  (principal accounting officer)