Form 10-Q
period 1994-09-30
TRIANGLE PACIFIC CORP
filed 1994-11-14
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1994
                               --------------------------------------------
                                    or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  14,662,609 Shares on September 30, 1994

                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the nine months ended September 30, 1994 and
     October 1, 1993 and for the three months ended
     September 30, 1994 and October 1, 1993                        4

     Consolidated Balance Sheets
     September 30, 1994 and December 31, 1993                      5

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1994
     and October 1, 1993                                           7

     Consolidated Statement of Changes in
     Shareholders' Investment for the nine months
     ended September 30, 1994                                      8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         14



PART II OTHER INFORMATION                                         17


SIGNATURES                                                        18




















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Nine Months ended September 30, 1994





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



                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                  Nine Months Ended        Three Months Ended
                                 --------------------     -------------------
                                 Sept. 30,   Oct. 1,      Sept. 30,   Oct. 1,
                                  1994        1993          1994       1993
                                 --------    --------     --------   --------
Net sales                       $ 301,864   $ 252,246    $ 104,236  $  85,911
                                 --------    --------     --------   --------
Costs and expenses:
     Cost of sales                222,158     195,193       76,060     67,637
     Selling, general
       and administrative          42,125      32,613       14,405     10,067
     Amortization of goodwill       1,140       1,215          380        405
     Interest                      14,235      15,016        4,713      5,115
                                 --------    --------     --------   --------
                                  279,658     244,037       95,558     83,224
                                 --------    --------     --------   --------
Income before income taxes
  and extraordinary items          22,206       8,209        8,678      2,687
Provision for income taxes          8,987       3,084        3,461        852
                                 --------    --------     --------   --------
Net income before
  extraordinary items              13,219       5,125        5,217      1,835
Extraordinary items
 Loss from repayment of debt            -     (11,307)           -    (11,307)
                                 ________    ________     ________   ________
Net income (loss)               $  13,219   $  (6,182)   $   5,217  $  (9,472)
                                 ========    ========     ========   ========
Per share data:
Net income before
 extraordinary items            $    0.90   $    0.64    $    0.35  $    0.17
                                 ========    ========     ========   ========
Net income (loss)               $    0.90   $   (0.77)   $    0.35  $   (0.88)
                                 ========    ========     ========   ========
Weighted avg. shares outstanding   14,659       8,069       14,663     10,792

Pro-forma income data:
Net income before extraordinary
 items as reported              $  13,219   $   5,125    $   5,217  $   1,835
Pro-forma adjustments re: 1993
  recapitalization                      -         490            -         66
                                 --------    --------     --------   --------
Pro-forma net income before
 extraordinary items            $  13,219   $   5,615    $   5,217  $   1,901
                                 ========    ========     ========   ========
Pro-forma net income before
 extraordinary items, per share $    0.90   $    0.38    $    0.35  $    0.13
                                 ========     ========    ========   ========
Weighted avg. shares outstanding   14,659      14,647       14,663     14,647

The accompanying notes to consolidated financial statements are an integral part of these statements.
                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  September 30,   December 31,
                                                       1994          1993
ASSETS                                             ---------      ------------
Current assets:
   Cash and cash equivalents                       $  11,485      $     785
   Receivables (net of allowances
    of $2,456 and $3,323 respectively)                46,375         39,454
   Inventories                                        68,832         64,072
   Prepaid expenses                                    4,547          4,273
                                                    --------       --------
     Total current assets                            131,239        108,584
                                                    --------       --------
Property, plant and equipment
   Land                                               13,456         13,452
   Buildings                                          44,098         43,382
   Equipment, furniture and fixtures                  77,321         65,759
                                                    --------       --------
                                                     134,875        122,593

   Less:  accumulated depreciation                    19,284         13,171
                                                    --------       --------
                                                     115,591        109,422
Other assets:
   Goodwill                                           59,546         60,580
   Trademark                                          30,133         30,733
   Other                                              13,486         11,654
   Deferred financing costs                            7,066          8,126
                                                    --------       --------
Total assets                                       $ 357,061      $ 329,099
                                                    ========       ========



















The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)


                                                 September 30,   December 31,
                                                      1994          1993
LIABILITIES AND SHAREHOLDERS' INVESTMENT          ---------      ------------
Current liabilities:
   Current portion of long-term debt              $   1,451      $   1,467
   Accounts payable                                  17,233         13,336
   Accrued liabilities                               23,753         19,699
   Income taxes payable                               2,732              -
                                                   --------       --------
     Total current liabilities                       45,169         34,502
                                                   --------       --------
Long-term debt, net of current portion              168,783        162,897
                                                   --------       --------
Deferred income taxes                                41,798         43,653
                                                   --------       --------
     Total liabilities                              255,750        241,052
                                                   --------       --------

Shareholders' investment:
   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares  14,662,609
     at September 30, 1994 and
     14,647,607 at December 31, 1993                    147            146
   Additional paid-in capital                        93,098         93,054
   Retained earnings (deficit):
    Post June 8, 1992                                 8,066         (5,153)
                                                   --------       --------

Total shareholders' investment                      101,311         88,047
                                                   --------       --------

Total liabilities and shareholders' investment    $ 357,061      $ 329,099
                                                   ========       ========









The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)               Nine Months Ended
                                                      --------------------
                                                       Sept. 30,   Oct. 1,
                                                        1994        1993
Cash flows from operating activities:                 --------    --------
  Net income (loss)                                  $  13,219   $  (6,182)
  Adjustments:
    Depreciation                                         6,113       5,898
    Deferred income taxes                               (1,855)      2,262
    Amortization of goodwill and trademark               1,740       1,815
    Amortization of deferred financing costs             1,074         172
    Amortization of original issue discount                  -       1,037
    Extraordinary item-loss from repayment of debt           -      11,307
    Provision for doubtful accounts                        609         390
Changes in assets and liabilities:
    Receivables                                         (6,788)    (10,856)
    Inventories                                         (4,354)    (18,016)
    Prepaid expenses                                      (248)     (1,252)
    Other assets                                         2,143       2,953
    Accounts payable                                     3,747         313
    Accrued liabilities                                  6,643      (2,185)
    Accrued liabilities - interest                      (3,171)       (552)
    Income taxes payable                                 2,732           -
    Other liabilities                                        -      (5,193)
                                                      --------    --------
Net cash provided by (used in) operating activities     21,604     (18,089)
Cash flows from investing activities:                 --------    --------
  Acquisition of Premier Wood Floors                    (5,123)          -
  Proceeds from sale of property, plant & equipment        605           -
  Additions to property, plant & equipment             (10,325)     (3,459)
  Construction deposits                                 (1,962)     (4,292)
                                                       --------    -------
Net cash used in investing activities                  (16,805)     (7,751)
Cash flows from financing activities:                 --------    --------
  Long-term debt borrowings                              7,048      18,500
  Long-term debt payments                               (1,178)   (217,395)
  Proceeds from senior notes issued                          -     160,000
  Sales of common stock                                      -      79,398
  Refinancing costs                                        (14)    (14,740)
  Exercise of stock options                                 45           -
                                                      --------    --------
Net cash provided by financing activities                5,901      25,763
                                                      --------    --------
Net increase (decrease) in cash                      $  10,700   $     (77)
Cash and cash equivalents, beginning  of period            785         547
                                                      --------    --------
Cash and cash equivalents, end of period             $  11,485   $     470
                                                      ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $  17,079   $  14,147
    Income taxes                                         4,982          45
The accompanying notes to consolidated financial statements are an integral part of these statements.


                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                                  (in thousands)

                                     Additional    Retained
                          Common     Paid-In       Earnings
                          Stock      Capital       (Deficit)      Total
                         -------     -------       ---------     -------
Balance,
 December 31, 1993      $    146    $ 93,054      $ (5,153)     $ 88,047

Net income                     -           -        13,219        13,219

Exercise of stock
 options                       1          44             -            45
                         -------     -------       -------       -------
Balance,
 September 30, 1994      $   147    $ 93,098      $  8,066      $101,311
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

     On June 14, 1993, the Company's Board of Directors approved a reclassification pursuant to which each share of Series A Common Stock was changed and converted into .67 of a share of Common Stock. The reclassification became effective upon completion of the Offerings described above and has been reflected retroactively in the accompanying consolidated financial statements.

     Pro-forma figures for the periods on the Consolidated Statements Of Operations assume that the Offerings occurred on the first day of fiscal 1993.

NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $20,835,000 at September 30, 1994 and $23,965,000 at December 31, 1993. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $4,065,000 at September 30, 1994 and $5,138,000 at December 31, 1993. Raw
materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows (in thousands):

                                           September 30,  December 31,
                                               1994          1993
                                             --------     ------------

     Raw materials                          $  37,815    $  42,045
     Work-in-process                            4,041        3,125
     Finished goods                            26,976       18,902
                                             --------     --------
          Total                             $  68,832    $  64,072
                                             ========     ========






NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following (in thousands):

                                              September 30, December 31,
                                                  1994        1993
                                                --------    -----------
     Mortgages payable                         $  10,234   $   4,364
     Senior Notes, 10 1/2% due 8-1-2003          160,000     160,000
                                                --------    --------
                                                 170,234     164,364
     Less:  Current portion of long-term debt     (1,451)     (1,467)
                                                --------    --------
                                               $ 168,783   $ 162,897
                                                ========    ========

     Letters of credit outstanding at September 30, 1994 and December 31, 1993 were $9.8 million under a facility pursuant to which they can be renewed or replaced.

Senior Notes

     The Senior Notes are senior unsecured obligations of the Company with an aggregate principal of $160 million. The Senior Notes mature on August 1, 2003 and bear interest at an annual rate of 10 1/2%, payable in two equal semi-annual installments of $8,400,000 each, with each semi-annual period deemed to have 180 days. The Senior Notes were issued under an Indenture (the "Indenture") between the Company and a predecessor to Texas Commerce Bank National Association, as Trustee (the "Trustee"). The Senior Notes rank pari passu with all present and future senior indebtedness of the Company and senior to all present and future subordinated indebtedness of the Company. However, because borrowings under the New Credit Facility are secured by inventory and accounts receivable of the Company and the proceeds thereof, the Senior Notes are effectively subordinated to such borrowings to the extent of such security interest.

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

     The Indenture contains covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends on or the purchase of the capital stock of the Company ("Restricted Payments"), the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the issuance of preferred stock by the Company's subsidiaries, and certain mergers, sales of assets and transactions with affiliates.



     Based on the Company's operations through September 30, 1994, the amount of Restricted Payments that the Company could make under the Indenture was $12,649,000.

     The Indenture specifies a number of events of default including, among others, the failure to make timely principal and interest payments or to perform the covenants contained therein. The Indenture contains a cross-default to other indebtedness of the Company aggregating more than $5,000,000 and certain customary bankruptcy and insolvency defaults. Upon the occurrence of an event of default under the Indenture, the Trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of a bankruptcy or insolvency default.

New Credit Facility

     The Company has entered into the New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At September 30, 1994, the Company had no borrowings under the New Credit Facility and had $54.5 million of borrowing capacity under this facility. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 1% (8.75% at September 30, 1994) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The New Credit Facility expires on August 4, 1996.

     The New Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions in respect of the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the making of investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates. The New Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At September 30, 1994, the Company was in compliance with all financial covenants.

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

     Mortgages payable represent primarily various Industrial Revenue Bond
(IRB) notes. In June 1994, the Company entered into an industrial revenue financing agreement in the amount of $7,000,000 with Mississippi Business Finance Corp., a public corporation in Mississippi, to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. The funds required were provided by a bank term loan which matures on June 28, 2001. Collateral for the loan is the plant and equipment at Port Gibson, Mississippi. The IRB notes vary in interest rate, with several notes dependent upon the prime rate. At September 30, 1994 and December 31, 1993 the interest rates ranged up to 9.0%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.

NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and assets are as follows (in thousands):

                                           September 30,  December 31,
                                               1994         1993
                                             --------     -----------
     Deferred Tax Liability:
          Property, plant and equipment     $  25,054    $  28,429
          Trademark                            11,842       12,078
          Other                                 7,855        7,123
                                             --------     --------
                                            $  44,751    $  47,630
                                             ========     ========

     Deferred Tax Asset:
          Tax carryforwards                 $       -    $   1,991
          Other                                 2,953        1,986
                                             --------     --------
                                            $   2,953    $   3,977
                                             ========     ========





     The provision for income taxes consists of the following (in thousands):

                                                  Nine Months Ended
                                                --------------------
                                             September 30,  October 1,
                                                  1994        1993
                                                --------    --------
     Current:
          Federal                               $   6,737   $      -
          State and local                             828          -
                                                 --------    -------
                                                $   7,565   $      -
                                                 ========    =======

     Deferred:
          Federal                               $   1,266   $  2,747
          State and local                             156        337
                                                 --------    -------
                                                $   1,422   $  3,084
                                                 ========    =======
     Total                                      $   8,987   $  3,084
                                                 ========    =======

     The tax provision for the nine month periods ending September 30, 1994 and October 1, 1993 is 40.5 and 37.6% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows (in thousands):

                                                   Nine Months Ended
                                                ---------------------
                                              September 30,  October 1,
                                                  1994         1993
                                                --------     --------

     Computed (expected) tax provision          $  7,772     $ 2,873

     Increase  from:
          State and local taxes                      955         353

     Amortization of goodwill                        448         477

     Other book to tax differences (net)            (188)       (619)
                                                 -------      ------

                                                $  8,987     $ 3,084
                                                 =======      ======






MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the nine months ended September 30, 1994 were $301.9 million compared to $252.2 million for the nine months ended October 1, 1993, representing a 19.7% increase. Net sales for all divisions increased which accounted for this growth over the same period last year.

     Net sales for the three months ended September 30, 1994 were $104.2 million compared to $85.9 million for the three months ended October 1, 1993, representing a 21.3% increase. Increased sales occurred in all divisions of the Company.

GROSS PROFIT

     Gross profit for the nine months ended September 30, 1994 amounted to $79.7 million, or 26.4% of net sales, compared to $57.1 million, or 22.6% of net sales, in the same period in fiscal 1993.

     Gross profit for the three months ended September 30, 1994 amounted to $28.2 million, or 27.0% of net sales, compared to $18.3 million, or 21.3% of net sales, in the same period in fiscal 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $42.1 million for the nine months ended September 30, 1994 compared to $32.6 million for the nine months ended October 1, 1993. As a percent of net sales, selling, general and administrative expenses were 14.0% for the nine months ended September 30, 1994 compared to 12.9% for the same period in fiscal 1993.

     Selling, general and administrative expenses amounted to $14.4 million for the three months ended September 30, 1994 compared to $10.1 million for the three months ended October 1, 1993. As a percent of net sales, selling, general and administrative expenses were 13.8% for the three months ended September 30, 1994 compared to 11.7% for the same period in fiscal 1993.

     Increased spending in both the three month and nine month periods in 1994 compared to the same periods in 1993 are attributable to expanded advertising and marketing activities together with incentive compensation and retirement plan costs driven by higher sales and profitability.

OPERATING INCOME

     Operating income for the nine months ended September 30, 1994 was $36.4 million compared to operating income of $23.2 million in the nine months ended October 1, 1993. The increased operating income in the first nine months of fiscal 1994 compared to the same period in fiscal 1993 was attributable to significantly higher net sales, together with improved operating efficiencies which generated increased operating profit margins, offset in part by higher selling, general and administrative expenses.

     Operating income for the three months ended September 30, 1994 was $13.4 million compared to operating income of $7.8 million in the three months ended October 1, 1993. This increase was also attributable to significantly higher net sales together with improved operating efficiencies which generated increased operating profit margins, offset in part by higher selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense for the nine months ended September 30, 1994 was $14.2 million compared to $15.0 million for the nine months ended October 1, 1993.

     Interest expense for the three months ended September 30, 1994 was $4.7 million compared to $5.1 million for the three months ended October 1, 1993.

NET INCOME

     Net income before extraordinary items for the first nine months of fiscal 1994 amounted to $13.2 million compared to $5.1 million in the first nine months in fiscal 1993. The first nine months of fiscal 1994 benefited from higher net sales and operating income.

     Net income before extraordinary items for the three months ended September 30, 1994, amounted to $5.2 million compared to $1.8 million for the three months ended October 1, 1993. The 1994 period benefited from higher net sales and operating income.

     In the third quarter of 1993, a portion of the proceeds of the company's initial public offerings was used to repay $57.4 million of bank debt which had been recorded net of its original issue discount of $18.3 million. The retirement of that debt resulted in an extraordinary non-cash charge to earnings of $11.3 million.

PRO-FORMA NET INCOME

     Net income before extraordinary items for the nine months ended September 30, 1994 was $13.2 million, or $.90 per share, versus pro-forma net income of $5.6 million, or $.38 per share for the same period in fiscal 1993.

     Net income before extraordinary items for the three months ended September 30, 1994 was $5.2 million, or $.35 per share, versus pro-forma net income of $1.9 million, or $.13 per share for the same period in fiscal 1993.

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

     For the nine months ended September 30, 1994, cash increased by $10.7 million. Net cash provided by operating activities was $21.6 million and $7.0 million in cash was received from Industrial Revenue Bond Notes issued to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. Cash of $18.6 million was used primarily for additions to property, plant and equipment, the expansion of the Port Gibson plant, construction deposits relating to expansion of the Bruce Hardwood Floors plant in West Virginia, long-term debt payments and the acquisition of Premier Wood Floors on July 1, 1994 for approximately $5.1 million.

     On September 30, 1994, the Company had working capital of $86.1 million, or 24.1% of total assets, and $54.5 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the New Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures for the foreseeable future.



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.
                      27       - Financial Data Schedule for the nine month
                                 interim period ended September 30, 1994.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended September 30, 1994.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  November 14, 1994       By:    /s/ M. Joseph McHugh
      ------------------          -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  November 14, 1994       By:    /s/ Robert J. Symon
      ------------------          -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)


18


1