Form 10-K
TRIANGLE PACIFIC CORP
filed 1995-03-29
CIK 230602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 30, 1994
                         ----------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                    to
                               ------------------    ------------------
Commission File Number:              0-22138
                        -----------------------------------------------
                          Triangle Pacific Corp.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)
           Delaware                                  94-2998971
-----------------------------------------------------------------------
State or other jurisdiction or                    (I.R.S. Employer
incorporation or organization                     Identification No.)
           16803 Dallas Parkway, Dallas, Texas                  75248
-----------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code (214) 931-3000
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.01 per share
--------------------------------------
      (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES  X     NO
      ------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 1995, the aggregate market value of the registrant's common stock held by non-affiliates was $188,170,605.

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 21, 1995: Common Stock -
14,662,609 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates certain information by reference from the registrant's Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held May 3, 1995.

                                  PART I


Item 1.     Business
            --------

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

     The Company's operations are conducted through a single business segment which consists of the manufacture and distribution of building products. The Company through its Hardwood Floors Division produces hardwood flooring and through its Cabinet Division manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. The Company through its Building Products Division also operates a general building materials distribution center located in Beltsville, Maryland. The Company's business is seasonal, with demand for its products generally highest between April and November.



     Presented below is a summary of sales results for each of the fiscal years 1990 through 1994.

                     1994      1993      1992      1991      1990
                    ----------------------------------------------
                                    (in millions)
Net Sales:

 Hardwood
  Floors Division  $ 244.0   $ 202.0   $ 152.9   $ 117.2   $ 129.9

 Cabinet Division    146.5     125.6     123.2     125.1     165.3

 Building Products
  Division            21.5      20.7      19.2      16.2      29.2

 Intracompany
  sales*              (1.8)     (2.0)     (2.5)     (2.4)     (3.3)
                    ------    ------    ------    ------    ------
 Total Net Sales   $ 410.2   $ 346.3   $ 292.8   $ 256.1   $ 321.1
                    ======    ======    ======    ======    ======
     *Represents intracompany sales from the Cabinet Division to the Building Products Division which are eliminated in consolidation.

Hardwood Floors Division
------------------------

     The Company's Hardwood Floors Division is the largest and best known manufacturer of hardwood flooring in the United States. The Company produces a complete line of hardwood flooring products and believes that it is generally recognized for its superior quality and service. The Company believes the Bruce name is the most recognized brand name in hardwood flooring.

Industry Overview

     Sales of hardwood flooring have grown from 2.9% of total United States floorcovering sales in 1982 to an estimated 6.6% of estimated total United States floorcovering sales in 1993. The Company believes that the growth of hardwood flooring sales is due to increased consumer preference for the aesthetic appeal of hardwood flooring and technological advances in the production, installation and maintenance of hardwood flooring.

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

Products and Product Development

     The Company offers approximately 100 varieties of hardwood flooring products in four basic categories - 3/4" solid strip and plank, 3/8" laminated strip, plank and parquet and 5/16" solid strip and parquet - in unfinished and a variety of pre-finished styles and colors. The Company's hardwood flooring products are generally available in various widths and lengths and are differentiated in terms of quality and price based primarily on whether the product is finished or unfinished and on the grade of the raw materials used to produce the product.



     The Company has been a leader in developing a wide variety of new hardwood flooring products, including (i) 5/16" solid parquet flooring,
(ii) 3/8" laminated flooring, (iii) 3/8" laminated, square-edge, pre-finished flooring, (iv) 3/8" acrylic-impregnated flooring for commercial applications (all of the above for glue-down installation) and (v) 3/4" square-edge, pre-finished flooring and (vi) most recently, 5/16" solid strip flooring. The Company believes that new product development has enabled it to increase its sales and has contributed to the overall growth of hardwood flooring since the mid-1970s. The Company's product innovations have made hardwood flooring a viable alternative for a variety of floorcovering applications for which hardwood flooring previously had been unsuitable.

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

     In 1994, the Company finalized development of a water-based solvent-free adhesive, Everbond SF, an environmentally sound mastic used to glue down laminated and 5/16-inch solid parquet floors. Everbond SF meets the requirements of a federal mandate scheduled to become effective in 1996.

     Also in 1994, the Company acquired Premier Wood Floors in Statesville, North Carolina. This facility adds 100,000 square feet per shift per week of laminated flooring capacity to its operations, with near term potential to double that output. Premier will be operated as a separate brand name with its own product line and marketing programs. The Company will report the combined operations of Bruce and Premier as the "Hardwood Floors Division".

Manufacturing

     The Company manufactures its 3/4" solid oak hardwood flooring products at its plants in Nashville, and Jackson, Tennessee; Beverly, West Virginia, and West Plains, Missouri. These plants have the capacity to produce a total of 1.7 million square feet of 3/4" flooring per week. The Beverly, West Virginia plant also produces 5/16" "solid strip" prefinished flooring with a capacity of 150,000 square feet per week. The Company manufactures its 3/8" laminated hardwood flooring products at its plants in Center, Texas and Port Gibson, Mississippi. The Center plant has a capacity of 500,000 square feet of 3/8" flooring per week and produces sufficient 1/8" oak veneer to supply approximately one-half of its veneer requirements. The Port Gibson, Mississippi plant has a capacity of 200,000 square feet of 3/8" flooring per week and also supplies most of the remainder of the Center plant's veneer requirements for the production of 3/8" laminated products. The Company manufactures its 5/16" solid parquet products at its plant in Jackson, Tennessee, which has the capacity to produce 400,000 square feet of 5/16" flooring per week in addition to its production of 3/4" product.

     To alleviate capacity limitations, in 1994 the Company further expanded the plants in Beverly, West Virginia and Port Gibson, Mississippi. The West Virginia project enabled that plant to increase its capacity to produce 3/4" product from 540,000 square feet per week to 690,000 square feet per week. The Port Gibson project expanded that plants capacity to produce 3/8" laminated flooring from 200,000 square feet per week to 350,000 square feet per week, while maintaining the Port Gibson plant's ability to supply veneer to the Center plant. These capacity expansions, including the Premier acquisition, have increased total hardwood flooring capacity from 2.65 million to 3.2 million square feet per week.

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

     The following table sets forth certain information concerning the manufacturing facilities operated by the Hardwood Floors Division.

                    Owned/                                  Capacity (1)
Location            Leased           Product              (Sq. Ft./Week)
--------            ------    ------------------------   --------------
Nashville, TN        Owned    3/4" strip and plank;            450,000
                              pre-finished, unfinished

West Plains, MO      Owned    3/4" strip; pre-finished,        360,000
                              unfinished

Beverly, WV          Leased   5/16" solid strip; pre-finished  150,000
                              and 3/4" strip; pre-finished,    690,000
                              unfinished

Jackson, TN (2)      Owned    5/16" solid parquet;             400,000
                              pre-finished, unfinished
                              3/4" strip; unfinished           200,000

Center, TX (3)       Owned    3/8" laminated strip, plank      500,000
                              and parquet; pre-finished,
                              unfinished

Port Gibson, MS (3)  Owned    3/8" laminated strip, plank      350,000
                              and parquet; pre-finished,
                              unfinished

Statesville, NC      Owned    3/8" laminated strip, plank,     100,000
                              pre-finished, unfinished        ---------

     Total Capacity                                          3,200,000
                                                             =========

------------------
(1)   Production capacity based on multiple shift operations.

(2) The Jackson plant also manufactures dimension parts used by the Cabinet Division in cabinet production. See "- Cabinet Division - Manufacturing" below.

(3) The Center and Port Gibson plants also produce 1/8" veneer, which is used in the manufacture of 3/8" laminated products at these plants and at the Statesville, N.C. plant.

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

     Purchased lumber is stacked for drying in the open air for 90 to 120 days, and then placed in dry kilns for approximately five to seven days to reduce moisture content. Where necessary, the Company operates pre-drying kilns, which shorten the required open-air drying time. The Company's drying processes are another important determinant of satisfactory product yields. Following drying, the flooring-grade lumber is cut into various sizes of strip, plank and parquet flooring. The products are then sanded and, in most cases, beveled. A majority of the Company's products are pre-finished with a urethane or combination stain and wax finish. Pre-finished products are more durable and do not require a time-consuming sanding and finishing process at the installation site. Recently, the Company began treating a portion of its 3/8" laminated product with an acrylic impregnating process to produce its new Wear Master line of commercial flooring. The Statesville, N.C. plant purchases veneer from outside sources and also obtains veneer from the Port Gibson plant, which is converted into laminated products.

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

Sales

     The Hardwood Floors Division sells its products to over 100 independent wholesale floorcovering distributors located throughout the United States and eight other countries. Most distributors handle a diverse line of floorcovering products in addition to hardwood flooring. The Company's distributors sell their products to retail floorcovering dealers, installation contractors, builders, remodelers and retail home center stores. The Company believes that new home construction and remodeling account for approximately 40% and 60%, respectively, of its hardwood flooring sales.

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

     The Company operates a training facility at its Nashville plant to give its Bruce floorcovering distributors, dealers and contractors training in the sale, installation and maintenance of hardwood floors. Providing this training, results in better educated resellers and installers, which the Company believes should enhance their ability to sell more Bruce products and improve consumer satisfaction with the installed products.

     The Hardwood Floors Division currently employs 53 salespersons who are assigned geographical sales territories. In addition to making direct sales to independent distributors, the sales force assists distributors in broadening their market penetration by making joint sales calls on dealers, conducting installation training for distributors and their customers, and advising on the use of advertising and special product promotions. Salespersons earn bonuses, in addition to their salaries, based on volume and sales mix.

Competition

     The Hardwood Floors Division is currently the largest manufacturer of hardwood flooring in the United States.

     The floorcovering industry, which includes carpeting, sheet vinyl, vinyl tile, hardwood flooring and ceramic tile, is highly competitive. The principal competitive factors in floorcovering are aesthetic appeal, price, durability and ease of installation and maintenance. Hardwood flooring is generally more durable than other floorcoverings. Thus, although the average selling price of hardwood flooring is higher than that of the selling price of most other floorcoverings, the Company believes that the overall cost is competitive after taking into account average product life, maintenance expenses and removal and replacement costs.

     The Company believes it competes favorably based on the high quality of the Company's products and the additional product support services offered by the Company and on the Company's network of independent distributors, its production of a complete line of hardwood flooring products, its innovative product development and manufacturing technology, and its well-known Bruce trademark.




Cabinet Division
----------------

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

Products and Product Development

     The Company manufactures kitchen and bathroom cabinets in approximately 100 different styles and colors. Cabinets are marketed under the brand names "TriPac", "IXL", "Classic Bath Products" and "Bruce"." The Company continues to develop new product styles. While the styles of the Company's cabinets vary from other manufacturers' brands, kitchen and bathroom cabinet construction is fundamentally the same throughout the industry. Differences in the price and quality of the Company's cabinets result from variations in basic materials (e.g., solid oak, plywood, particleboard or fiberboard doors), the type and quality of exterior and interior finish, the quality of the hardware and other features such as adjustable shelves and interior storage aids.

     In 1994, the Company introduced three new products: Baseline, and Gemini, both price-competitive lines aimed at the multi-family market; and Ultrawood, an all-wood cabinet developed for the home center market. These new lines complement the existing Premier cabinet line, which was designed primarily for the single-family market.

Manufacturing

     The Company operates seven cabinet manufacturing plants, generally located within 500 miles of most major population centers in the United States. These regional plants enable the Company to compete with local and regional manufacturers on the basis of the cost of freight, speed of delivery and service to customers. The Company also operates a manufacturing facility at Jefferson City, Tennessee which supplies cultured marble vanity tops, primarily to the Cabinet Division, and to retail home center stores.



     The following table sets forth certain information concerning the Company's cabinet manufacturing facilities:

                     Owned/                              Capacity (1)
Location             Leased            Product           (Units/Week)
--------             ------     --------------------     ------------

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

McKinney, TX         Owned      Kitchen and bathroom         6,000
                                cabinets

Morristown, TN       Owned      Kitchen and bathroom         9,000 (2)
                                cabinets

Morristown, TN       Owned      Kitchen and bathroom         7,500
                                cabinets

Thompsontown, PA     Owned      Kitchen and bathroom        15,000
                                cabinets

Union City, IN       Owned      Kitchen and bathroom         9,000
                                cabinets                   _______

                                                            71,500
                                                           =======

------------------
(1)   Production capacity based on single shift operations.

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

     Sheet stock is a commodity product purchased from a variety of suppliers. The Company obtains its dimension parts, consisting of front frame parts, doors and drawer fronts, primarily from its manufacturing facility located at the hardwood flooring plant in Jackson, Tennessee. See "- Hardwood Floors Division - Manufacturing" above. The Jackson plant supplies 74% of the Cabinet Division's front frame parts requirements. The Company manufacturers finished end panels at its Morristown, Tennessee cabinet plants. Finishing materials and hardware are purchased from several suppliers.



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

Sales and Marketing

     The Company distributes its cabinets directly from the factories and also through 42 company-owned distribution centers, including seven new locations opened in 1994, in major markets accross the country. These centers, which cater largely to builders and remodeling contractors, generate more than 50% of the Cabinet Division's total sales.

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

     The Cabinet Division has one of the largest sales forces in the cabinet industry, currently employing approximately 223 salespersons. The sales force makes direct sales and service calls on builders, independent distributors and retail home center stores, and offers kitchen design, cabinet installation and cabinet display and marketing advice to retail home center stores and independent distributors. Most sales personnel are affiliated with one of the Company's distribution centers and are responsible for sales to all customers within their sales area including sales of cabinets directly by the plant. The Cabinet Division maintains a competitive salary base and provides performance incentives by compensating its sales force with bonuses tied to volume and profitability.



Competition

     The Company is one of the largest manufacturers of kitchen and bathroom cabinets in the U.S.

     The cabinet industry is a mature, highly competitive, regionalized and highly fragmented industry with thousands of cabinet makers competing primarily on a local basis. There is a relatively high manual labor content in cabinet products. Because of the low capital requirements for cabinet assembly, it is relatively easy and inexpensive for small cabinet makers to enter the industry as manufacturing competitors. In addition, high transportation costs limit the area to which a manufacturer can ship cabinets and still remain competitive. This has led the Company, and more recently, some of its larger competitors, to open regional manufacturing plants and distribution centers. The Company's seven regional manufacturing plants and 42 Company-operated distribution centers are important factors in the Company's ability to maintain cost and price competitiveness with local and regional manufacturers.

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

Building Products Division
--------------------------

     The Company operates a general building materials distribution center in Beltsville, Maryland, located between Baltimore and Washington, D.C. Principal products sold, primarily to builders, include lumber, doors, windows, kitchen and bathroom cabinets and custom millwork. The Building Products Division is the largest customer of the Cabinet Division and also purchases hardwood flooring products from local distributors of the Hardwood Floors Division. Management believes that the Building Products Division has a reputation in its market area for quality products and a high level of customer service.

Backlog
-------

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



Employees
---------

     As of December 30, 1994, the Company employed approximately 4,001 persons, of which 2,380 were employed by the Hardwood Floors Division, 1,491 by the Cabinet Division, 121 by the Beltsville Division and the remainder in the Company's headquarters and other operations. The Company has entered into collective bargaining agreements with hourly employees at three of its seven hardwood flooring plants, and three of its seven cabinet plants covering in the aggregate approximately 1,623 employees. Management considers its employee relations to be satisfactory.

Environmental Matters
---------------------

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

Item 2.     Properties
            ----------

     The Company's principal manufacturing facilities are described under "- Hardwood Floors Division - Manufacturing" and "- Cabinet
Division - Manufacturing" above. Management believes that the Company's plants and properties are generally well-maintained and in good operating condition.

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



Item 3.     Legal Proceedings
            -----------------

     The Company is not a party to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

     None.

Executive Officers of the Registrant
------------------------------------

     Set forth below as of December 30, 1994 are the names, ages and principal occupations of the executive officers of the Company, as well as certain other information concerning their business experience.

     Name and Positions held        Principal Occupation
     with the Company               and Other Information
     -----------------------        ---------------------

     Floyd F. Sherman               Mr. Sherman has served as Chairman
     Chairman of the Board of       of the Board and Chief Executive
     Directors, and Chief           Officer since July, 1992.  Prior to
     Executive Officer              November, 1994 he served as
                                    President of the Company since 1981.
                                    Prior to 1981, he served as
                                    Executive Vice President of the
                                    Company.  Mr. Sherman is 55 years
                                    old and became a director of the
                                    Company in 1986.

     M. Joseph McHugh               Mr. McHugh has served as President
     Director, President            and Chief Operating Officer of the
     and Chief Operating            Company since November, 1994.
     Officer                        Prior thereto, he served as Senior
                                    Executive Vice President and
                                    Treasurer of the Company since 1981.
                                    Prior to 1981, he served as
                                    Executive Vice President of the
                                    Company.  He became a director of
                                    the Company in 1986.  Mr. McHugh is
                                    also a director of Pillowtex
                                    Corporation.  He is 57 years old.

     Robert J. Symon                Mr. Symon has served as Executive
     Executive Vice President,      Vice President, Treasurer and
     Treasurer and Chief            Chief Financial Officer of the
     Financial Officer              Company since November, 1994.  Prior
                                    thereto he served as Vice President
                                    - Controller of the Company since
                                    1978.  Mr. Symon is 63 years old and
                                    served as a director of the Company
                                    from December 1988 to June 1992.

     John G. Conklin                Mr. Conklin has served as
     Executive Vice President       Executive Vice President of the
                                    Company since November, 1994.  Prior
                                    thereto he served as a Vice
                                    President of the Company since 1978.
                                    He has been President of the Cabinet
                                    Division since September 1993.
                                    Prior thereto he was responsible for
                                    cabinet manufacturing.  Mr. Conklin
                                    is 61 years old.



     Darryl T. Marchand             Mr. Marchand has served as Vice
     Vice President, Secretary      President, Secretary and General
     and General Counsel            Counsel of the Company since 1986.
                                    Prior thereto he served as Vice
                                    President - Legal of the Company
                                    from 1981 to 1986 and as Treasurer
                                    from February to August, 1981.  Mr.
                                    Marchand is 52 years old.

     Charles A. Engle               Mr. Engle has served as a Vice
     Vice President                 President of the Company since 1979.
                                    His primary responsibility for the
                                    Company is Cabinet Division sales.
                                    Mr. Engle is 51 years old.

     John W. Esch                   Mr. Esch has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been a
                                    division Controller of the Cabinet
                                    Division since 1977.  Mr. Esch is
                                    50 years old.

     James T. Fidler                Mr. Fidler has served as a Vice
     Vice President                 President of the Company since 1981.
                                    Mr. Fidler is primarily responsible
                                    for data processing for the Company.
                                    Mr. Fidler is 52 years old.

     Michael J. Kearins             Mr. Kearins has served as a Vice
     Vice President                 President of the Company since 1985.
                                    He had been a divisional Vice
                                    President of sales of the Bruce
                                    Hardwood Floors Division from
                                    December, 1983 to May, 1985.  He is
                                    primarily responsible for sales and
                                    marketing in the Bruce Hardwood
                                    Floors Division.  Prior to 1983, he
                                    had been a Regional Sales Manager of
                                    the Company.  Mr. Kearins is 48
                                    years old.

     E. Dwain Plaster               Mr. Plaster has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been a
                                    divisional Controller of the Bruce
                                    Hardwood Floors Division since 1977.
                                    Mr. Plaster is 45 years old.

     James E. Price                 Mr. Price has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been Vice
                                    President of manufacturing of the
                                    Bruce Hardwood Floors Division since
                                    March, 1993.  Prior thereto he was
                                    General Manager of that division
                                    since 1984.  He had been a Plant
                                    Manager of the Company since 1979.
                                    Mr. Price is 52 years old.





     Allen Silver                   Mr. Silver has served as a Vice
     Vice President                 President of the Company since 1985.
                                    Prior to that time he had been a
                                    divisional Vice President of
                                    manufacturing of the Cabinet
                                    Division.  Mr. Silver is 55 years
                                    old.

     David Weaver                   Mr. Weaver has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been General
                                    Manager of the Building Products
                                    Division since June, 1989.  Prior
                                    thereto he was a Sales Manager of
                                    the Company since 1987 and a Sales
                                    Representative of the Company since
                                    1968.  Mr. Weaver is 48 years old.



                                PART II

Item 5.     Market for the Registrant's Common Equity and Related
            -----------------------------------------------------
            Stockholder Matters
            -------------------

     A)   Price range of common stock

     The following table shows the range of market prices for the common stock on the NASDAQ National Market System for each quarter during the past two fiscal years. (Trading began August 11, 1993).

                                        Market Price
          1993                          High     Low
          ----                          ------------
          Third Quarter                 12-1/4    10
          Fourth Quarter                15-7/8    11-3/8

          1994
          ----
          First Quarter                 17-1/4    12-5/8
          Second Quarter                14-1/8    11-1/4
          Third Quarter                 14-3/8    11-1/2
          Fourth Quarter                13-7/8    11-3/4

     B)   Approximate number of equity security holders (As of December
          30, 1994)

          Class of Security             Number of Record Holders

          Common Stock ($.01 par value)   1,950

     C)   Dividend Policy

     The Company has not declared or paid any dividends on its Common Stock. Management currently intends to retain future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is prohibited under the terms of the bank credit facility and is restricted under the terms of the indenture relating to the Company's 10 1/2% Senior Notes due 2003.



Item 6.    Selected Consolidated Financial Data
           ------------------------------------
           (In thousands, except per share amounts)

     The selected consolidated financial data of the Company presented below for the five fiscal years ended December 30, 1994 was derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included herein.

               Fiscal    Fiscal    Seven     Five      Fiscal    Fiscal
               year      year      months    months    year      year
               ended     ended     ended     ended     ended     ended
               Dec.      Dec.      Jan.      Jun.      Jan.      Dec.
INCOME          30,       31,       1,        8,        3,        28,
STATEMENT      1994      1993      1993      1992*     1992*     1990*
DATA          ----------------------------------------------------------
Net sales   $410,159  $346,296  $173,426  $119,417  $256,112  $321,126
Cost of
 sales       300,160   269,360   137,413    90,991   204,026   250,305
             ----------------------------------------------------------
Gross
 profit      109,999    76,936    36,013    28,426    52,086    70,821
Selling,
 general and
 admin-
 istrative    57,928    44,213    27,179    19,404    41,597    47,383
Gain on
 insurance
 settlement        -         -    (1,350)   (3,624)        -         -
Amortization
 of goodwill   1,520     1,613       884     1,863     4,463     4,463
Interest      18,920    19,406    11,289    25,786    59,719    56,983
            -----------------------------------------------------------
Income (loss)
 before income
 taxes and
 extra-
 ordinary
 item         31,631    11,704    (1,989)  (15,003)  (53,693)  (38,008)
Provision
 (benefit) for
 income
 taxes        12,829     4,501      (940)        -   (10,028)  (12,857)
            -----------------------------------------------------------
Income (loss)
 before extra-
 ordinary
 item         18,802     7,203    (1,049)  (15,003)  (43,665)  (25,151)
Extraordinary
 items - gain
 from extin-
 guishment
 of debt           -         -         -   201,308         -         -
 - Loss from
 repayment of
 debt              -   (11,307)        -         -         -         -
           -----------------------------------------------------------
Net income
 (loss)     $ 18,802  $ (4,104) $ (1,049) $186,305  $(43,665) $(25,151)
            ===========================================================



Per share
 data: (1)
Net income
 (loss)
 before
extraordinary
 items      $   1.28  $   0.74  $ (0.16)
Net income
 (loss)     $   1.28  $  (0.42) $ (0.16)

Weighted
 average
 shares out-
 standing     14,660     9,714    6,707


                                         Fiscal years ended
                                    ---------------------------
                                    December 31,     January 1,
                                       1993             1993
                                    ------------     ----------
Pro-Forma Income Data (3)
Net income (loss) before
 extraordinary items, as reported  $   7,203         $  (16,052)
Pro-Forma adjustments re:
 1992 restructuring & 1993
 recapitalization                        490             16,852
                                   ----------        ----------
Pro-Forma net income before
 extraordinary items               $   7,693         $      800
                                   ==========        ==========
Pro-Forma net income before
 extraordinary items, per share    $    0.53               0.05
Weighted average shares
 outstanding                          14,648             14,648

               Dec.      Dec.      Jan.      June      Jan.      Dec.
BALANCE         30,       31,       1,        8,        3,        28,
SHEET DATA     1994      1993      1993      1992*     1992*     1990*
              ---------------------------------------------------------
Working
 capital    $ 94,354  $ 74,082  $ 53,480  $ 79,421  $  78,927  $ 63,599
Total assets 363,451   326,545   302,259   323,563    453,105   465,352
Long-term
 debt, net
 of current
 maturities, and
 redeemable
 preferred
 stock       168,388   162,897   198,332   222,483    470,506   450,948
Common
 shareholders'
 investment  106,894 $  88,047  $ 18,951  $ 20,000  $(121,081) $(71,218)

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



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

     The following table sets forth selected information concerning the Company's results of operations for fiscal 1994, 1993 and 1992. For clarity of presentation, the discussion of results of operations for fiscal 1992 reflects the combined results of operations for the five month period ended June 8, 1992, the date the 1992 Restructuring was completed, and the seven month period ended January 1, 1993.

                                                     Fiscal Year
                                               ------------------------
                                                1994     1993     1992
                                               ------   ------   ------
                                                 (Dollars in millions)
Net sales:

   Hardwood Floors Division                    $244.0   $202.0   $152.9
   Cabinet Division                             146.5    125.6    123.2
   Building Products Division                    21.5     20.7     19.2
   Intracompany sales                            (1.8)    (2.0)    (2.5)
                                                -----    -----    -----

     Total net sales                            410.2    346.3    292.8
                                                =====    =====    =====

Gross profit                                    110.0     76.9     64.4
Selling, general and administrative
 expenses                                        57.9     44.2     46.6
Gain on insurance settlement                        -        -     (5.0)
Amortization of goodwill                          1.5      1.6      2.7
                                                -----    -----    -----

Operating income                               $ 50.6   $ 31.1   $ 20.1
                                                =====    =====    =====

As a percent of net sales:
   Gross profit                                  26.8%    22.2%    22.0%
   Selling, general and administrative
     expenses                                    14.1     12.8     15.9
   Operating income                              12.3      9.0      6.9

Fiscal year 1994 compared to Fiscal year 1993
---------------------------------------------

     Net sales for fiscal 1994 were $410.2 million, or 18.4% greater than the $346.3 million in net sales for fiscal 1993. Net sales for the Hardwood Floors Division increased 20.8% to $244.0 million from $202.0 million in the prior year. The increase in hardwood flooring sales resulted primarily from an increase in units sold. The second half of 1994 benefited from the sales generated by Premier Wood Floors which was acquired on July 1, 1994.

     Cabinet Division net sales for 1994 were $146.5 million, or an increase of 16.7% over 1993 net sales of $125.6 million. While unit sales increased by 2.7% the major portion of the growth in sales was attributable to a more favorable mix of cabinets sold and to a lesser extent to price increases.

     Net sales of the Building Products Division increased 3.9% in 1994 to $21.5 million compared to $20.7 million in 1993.

     Gross profit for fiscal 1994 was $110.0 million, or 26.8% of net sales, compared to $76.9 million or 22.2% of net sales in fiscal 1993. The improvement in gross profit resulted primarily from higher unit sales and to a lesser extent from increased prices. Lower lumber costs in 1994 compared to 1993 were also a significant factor. In addition the Company benefited from improved efficiency generated at the plants and in part by capital improvements in recent years to increase productivity.

     Selling, general and administrative expenses were $57.9 million, or 14.1% of net sales, in fiscal 1994 compared to $44.2 million, or 12.8% of net sales in fiscal 1993. The major portion of the increased expenses was higher spending levels for selling expense in the Hardwood Floors Division. These increased expenses were for consumer, co-op and trade advertising, display and tradeshow expenses and the expenses associated with the promotion of new products. Administrative expenses were higher due to larger provisions for incentive bonuses and profit sharing plans in accordance with pre-set goals.

     Operating income was $50.6 million, or 12.3% of net sales, in fiscal 1994 compared to $31.1 million, or 9.0% of net sales in fiscal 1993. These improved results were generated by the improved performance in gross profit offset in part by higher levels of spending for selling, general and administrative expenses.

     Interest expense was $18.9 million in fiscal 1994 compared to $19.4 million in fiscal 1993.

     Net income for fiscal 1994 was $18.8 million compared to net income before an extraordinary item for fiscal 1993 of $7.2 million. Higher net sales along with an increase in operating income accounted for this improvement.

Fiscal year 1993 compared to Fiscal year 1992
---------------------------------------------

     Net sales for fiscal 1993 were $346.3 million, or 18.3% greater than the $292.8 million in net sales for fiscal 1992. Net sales for the Hardwood Floors Division increased 32.1% to $202.0 million from $152.9 million in the prior year. The increase in hardwood flooring sales resulted from increased unit sales and increased average sales prices. Cabinet Division net sales for the year were $125.6 million or an increase of 1.9% over 1992 net sales of $123.2 million. During 1993, we focused our sales and marketing attention on the stronger and more stable single-family housing markets, yet without deserting either the multi-family or home center business. Net sales of the Building Products Division increased 7.8% to $20.7 million from $19.2 million in the prior year. The increased sales resulted primarily from an improved housing market in the Washington, D.C., Baltimore and Northern Virginia areas.

     Gross profit for fiscal 1993 was $76.9 million or 22.2% of net sales, compared to $64.4 million, or 22.0% of net sales in the previous year. All divisions experienced higher raw material prices, especially for lumber and logs. Increased sales prices, together with improved operations and plant utilization, especially in the Hardwood Floors Division, resulted in the modest improvement in gross profit as a percent of sales.

     Selling, general and administrative expenses were $44.2 million or 12.8% of net sales, in fiscal 1993 compared to $46.6 million, or 15.9% of net sales, in the prior year. The reduction in spending for selling, general and administrative expenses was primarily in the Cabinet Division where salaried payroll and related expenses were reduced. Also in 1992, selling, general and administrative expenses included a $.9 million expense relating to the common stock issued to management in connection with the 1992 Restructuring.

     Operating income was $31.1 million, or 9.0% of net sales, in fiscal 1993 compared to $20.1 million or 6.9% of net sales, in the previous year. The improvement was $16.0 million before the gain in 1992 of $5.0 million from the Thompsontown cabinet plant fire insurance settlement. The improved results were attributable to higher net sales, slightly higher gross margins, lower selling, general and administrative expenses and lower goodwill amortization attributable to the 1992 Restructuring.

     Interest expense was $19.4 million in fiscal 1993 compared to $37.1 million, in the prior fiscal year due principally to the effects of the 1992 Restructuring.

     Net income before an extraordinary item for fiscal 1993 was $7.2 million compared to a net loss of $16.1 million before an extraordinary item in fiscal 1992. Higher net sales, the reduction in interest expense and increase in operating income were significant factors in this improvement.

Liquidity And Capital Resources
-------------------------------

     In 1993 the Company completed two public offerings of 7,939,750 shares of the Company's common stock and $160 million aggregate principal amount of 10-1/2% senior notes. The net proceeds of the public offerings, together with borrowings under a new $90 million bank credit facility executed on August 4, 1993, (the "New Credit Facility") were used (i) to repay the entire unpaid balance under the Company's previously existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt, the Company incurred an extraordinary loss of approximately $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures. The New Credit Facility provides for up to $90 million of revolving credit loans for working capital and for letters of credit.
Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At December 30, 1994, there were no borrowings under this facility.

     For the fiscal year ended December 30, 1994, cash increased by $24.1 million. Net cash provided by operating activities was $37.0 million and $7.0 million was received from Industrial Revenue Bond Notes issued to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. Cash of $20.9 million was used primarily for additions to property, plant and equipment, the expansion of the Port Gibson plant, construction deposits relating to expansion of the Hardwood Floors plant in West Virginia, long-term debt payments and the acquisition of Premier Wood Floors on July 1, 1994 for approximately $5.1 million.

     At December 30, 1994, the Company had working capital of $94.4 million, or 26.0% of total assets, and $56.3 million of unused bank borrowing capacity.

     As of December 30, 1994, the Company has utilized all net operating loss carryforward benefits. For 1994 $10.7 million of Federal and state income taxes have been paid or are payable. In 1993 the comparable amount was $.2 million.

     The Company believes that borrowing availability under the New Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures of $34 million, of which $8 million is applicable to a portion of a planned new hardwood floors plant scheduled to start construction in the third quarter of 1995.




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Triangle Pacific Corp.:

     We have audited the accompanying consolidated balance sheets of Triangle Pacific Corp. and subsidiaries (a Delaware corporation) as of December 30, 1994 and December 31, 1993, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the fiscal years ended December 30, 1994 and December 31, 1993, the seven-month period ended January 1, 1993 and the five-month period ended June 8, 1992. These financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Pacific Corp. and subsidiaries as of December 30, 1994 and December 31, 1993 and the results of their operations and their cash flows for the fiscal years ended December 30, 1994 and December 31, 1993, the seven-month period ended January 1, 1993 and the five-month period ended June 8, 1992, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                 ARTHUR ANDERSEN LLP




Dallas, Texas
February 6, 1995





                  TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                            (In Thousands)
                                       December 30,      December 31,
ASSETS                                    1994              1993
Current assets:                        -----------       ------------
     Cash and cash equivalents         $  24,906         $      785
     Receivables (net of allowances
       of $2,491 & $3,323 respectively)   43,303             39,454
     Inventories                          70,900             64,072
     Prepaid expenses                      3,934              4,273
                                        --------           --------
          Total current assets           143,043            108,584
                                        --------           --------
Property, plant and equipment:
     Land                                 12,003             13,452
     Buildings                            43,452             43,382
     Equipment, furniture and fixtures    79,568             65,759
                                        --------           --------
                                         135,023            122,593
Less accumulated depreciation             21,110             13,171
                                        --------           --------
                                         113,913            109,422
Other assets:
     Goodwill                             56,617             58,026
     Trademark                            29,933             30,733
     Other                                13,237             11,654
     Deferred financing costs              6,708              8,126
                                        --------           --------
Total assets                           $ 363,451          $ 326,545
                                        ========           ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities
     Current portion of long-term debt $   1,527          $   1,467
     Accounts payable                     17,723             13,336
     Accrued liabilities                  28,112             19,699
     Income taxes payable                  1,327                  -
                                        --------           --------
          Total current liabilities       48,689             34,502
                                        --------           --------
Long-term debt, net of current portion   168,388            162,897
                                        --------           --------
Deferred income taxes                     39,480             41,099
                                        --------           --------
          Total liabilities              256,557            238,498
                                        ========           ========
Shareholders' investment:
     Common stock - $.01 par value,
       authorized shares - 30,000,000
       issued and outstanding shares -
       14,662,609 at December 30, 1994
       and 14,647,607 at
       December 31, 1993                     147                146
     Additional paid-in capital           93,098             93,054
     Retained earnings (deficit)          13,649             (5,153)
                                        --------           --------
Total shareholders' investment           106,894             88,047
                                        --------           --------
Total liabilities and shareholders'
  investment                           $ 363,451          $ 326,545
                                        ========           ========
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, except per share amounts)

                         Fiscal        Fiscal        Seven       Five
                          Year          Year         Months     Months
                         Ended         Ended         Ended      Ended
                      December 30,   December 31,  January 1,   June 8,
                         1994          1993          1993        1992*
                      -------------------------------------------------
Net Sales               $410,159       $346,296     $173,426   $119,417
                         -------        -------      -------    -------
Costs and expenses:
     Cost of sales       300,160        269,360      137,413     90,991
     Selling, general
       and administrative 57,928         44,213       27,179     19,404
     Gain on insurance
       settlement              -              -       (1,350)    (3,624)
     Amortization of
       goodwill            1,520          1,613          884      1,863
     Interest             18,920         19,406       11,289     25,786
                         -------        -------      -------    -------
                         378,528        334,592      175,415    134,420
Income (loss) before
  income taxes and
  extraordinary items     31,631         11,704       (1,989)   (15,003)
Provision (benefit)
  for income taxes        12,829          4,501         (940)         -
                         -------        -------      -------    -------
Net income (loss) before
  extraordinary items     18,802          7,203       (1,049)   (15,003)
Extraordinary items
     Gain from exting-
       uishment of debt        -              -            -    201,308
     Loss from re-
       payment of debt,
       net of tax              -        (11,307)           -          -
                         -------        -------      -------    -------
Net income (loss)       $ 18,802       $ (4,104)    $ (1,049)  $186,305
                         =======        =======      =======    =======
Per Share Data:
Net income (loss) before
  extraordinary items   $   1.28       $   0.74     $  (0.16)       (1)
Net income (loss)       $   1.28       $  (0.42)    $  (0.16)
Weighted average share
  outstanding             14,660          9,714        6,707



                                        Fiscal Years Ended
                                     ------------------------
                                     December 31,  January 1,
                                         1993         1993
                                     ------------------------
Pro-Forma Income Data(unaudited) (See Note 10)
Net income (loss)
  before extraordinary
  items, as reported                   $  7,203     $(16,052)
Pro-Forma adjustments
  re: 1992 restructuring
  and 1993 recapitalization                 490       16,852
                                        -------      -------
Pro-Forma net income before
  extraordinary items                  $  7,693     $    800
                                        =======      =======
Pro-Forma net income before
  extraordinary items,
  per share                             $  0.53     $   0.05
Weighted average shares
  outstanding                            14,648       14,648

(1) As the Company was a wholly-owned subsidiary of another company, earnings per share for the periods prior to June 8, 1992, are not meaningful.
* Prior to the restructuring on June 8, 1992 (see Notes 2 and 3 for additional information).


































The accompanying notes to consolidated financial statements are an integral part of these statements.
                 TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
                for the Five Months Ended June 8, 1992,
              for the Seven Months Ended January 1, 1993, for the Fiscal Year Ended December 31, 1993,
             and for the Fiscal Year Ended December 30, 1994
                            (In Thousands)

                                       Carryover
                           Additional  Basis of  Retained
                   Common   Paid-in    Common    Earnings
                   Stock    Capital    Stock     (Deficit)     Total
                   -----------------------------------------------------
Balance,
 January 3, 1992*  $   1   $ 14,999   $(26,000)  $(110,081)   $(121,081)
Net income             -          -          -     186,305      186,305
Dividends on
 mandatory redeemable
 preferred stock       -          -          -      (2,913)      (2,913)
Quasi-reorganization
 adjustments - net    66      4,934     26,000     (73,311)     (42,311)
-----------------------------------------------------------------------
Balance,
 June 8, 1992       $ 67   $ 19,933   $      -   $       -    $  20,000
Net loss               -          -          -      (1,049)      (1,049)
-----------------------------------------------------------------------
Balance,
 January 1, 1993    $ 67   $ 19,933   $      -   $  (1,049)   $  18,951
Net loss               -          -          -      (4,104)      (4,104)
Sale of Common
 Stock - net          79     73,121          -           -       73,200
-----------------------------------------------------------------------
Balance,
 December 31, 1993  $146   $ 93,054   $      -   $  (5,153)   $  88,047
Net income             -          -          -      18,802       18,802
Exercise of stock
 options               1         44          -           -           45
-----------------------------------------------------------------------
Balance,
 December 30, 1994  $147   $ 93,098   $      -   $  13,649    $ 106,894
=======================================================================
*Prior to the restructuring on June 8, 1992 (See Notes 2 and 3 for additional information).


















The accompanying notes to consolidated financial statements are an integral part of these statements.
                 TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                        Fiscal        Fiscal        Seven       Five
                        Year          Year          Months      Months
                        Ended         Ended         Ended       Ended
                        December 30,  December 31,  January 1,  June 8,
                        1994           1993           1993      1992*
------------------------------------------------------------------------
Cash flows from
 operating activities:
   Net income (loss)   $  18,802   $  (4,104)    $  (1,049)   $ 186,305
   Adjustments:
     Depreciation          8,217       7,929         5,255        3,734
     Deferred income
       taxes               2,163       2,680          (940)           -
     Gain on insurance
       settlement              -           -        (1,350)      (3,624)
     Amortization of
       goodwill and
       trademark           2,320       2,413         1,351        2,279
     Amortization of
       deferred financing
       costs               1,432         536             -        1,603
     Amortization of
       original issue
       discount                -       1,037           749            -
     Extraordinary items       -      11,307             -     (201,308)
     Provision for
       doubtful accounts     884         485         1,438          678
     Other                    -            -             -          106
   Changes in assets
   and liabilities:
     Receivables          (3,936)     (7,522)       (2,351)      (4,529)
     Inventories          (6,328)    (16,460)        2,151       (7,387)
     Prepaid expenses        364         982         1,436       (1,316)
     Accounts payable      4,238       1,502         5,553         (408)
     Accrued liabilities-
       other               6,637       1,414        (3,115)       4,058
     Accrued liabilities-
       interest            1,197       3,688         2,795       10,052
     Income taxes payable  1,327           -             -            -
     Deferred
       compensation            -      (5,068)          147          105
     Other                  (278)      1,684        (2,821)      (2,087)
------------------------------------------------------------------------
Net cash provided by
 (used in) operating
 activities               37,039       2,503         9,249      (11,739)
------------------------------------------------------------------------
Cash flows from investing
 activities:
   Proceeds from sale
    of property, plant
    and equipment            913          34            3            41
   Additions to
    property, plant
    and equipment        (12,217)     (7,636)      (2,386)         (890)
   Acquisition of
    Premier Wood Floors   (5,123)          -            -             -
   Construction deposits  (2,073)     (7,504)           -           (18)
------------------------------------------------------------------------


Net cash used in
 investing activities    (18,500)    (15,106)      (2,383)         (867)
------------------------------------------------------------------------
Cash flows from financing
 activities:
   Long-term debt
    borrowings             7,000         500            -             -
   Long-term debt
    payments              (1,449)    (10,332)     (22,890)         (908)
   Tranche I and II
    Note payments              -    (207,400)           -             -
   Restructuring costs         -           -            -        (2,994)
   Refinancing costs         (14)    (14,860)           -             -
   Proceeds from senior
    notes issued               -     160,000            -             -
   Sale of common stock        -      79,398            -             -
   Exercise of stock
    options                   45           -            -             -
   Reimbursement of
    construction deposits      -       5,535            -             -
------------------------------------------------------------------------
Net cash provided by
 (used in) financing
 activities                5,582     12,841       (22,890)       (3,902)
------------------------------------------------------------------------
Net increase (decrease)
 in cash                $ 24,121   $    238    $ (16,024)      $(16,508)
Cash and cash
 equivalents, beginning
 of period                   785        547       16,571         33,079
------------------------------------------------------------------------
Cash and cash
 equivalents end of
 period                 $ 24,906   $    785    $     547       $ 16,571
========================================================================

Supplemental disclosures
 of cash flow information:
  Cash paid during
   the period for:
     Interest (net of
       amount
       capitalized)     $ 16,969   $ 14,667    $   8,035       $ 14,029
     Income taxes          8,935         45            -              -
Supplemental schedule of
 non-cash investing and
 financing activities:
   Accrued dividends on
     preferred stock    $     -    $      -    $       -       $  2,913

*Prior to the restructuring on June 8, 1992 (see Notes 2 and 3 for additional information).








The accompanying notes to consolidated financial statements are an integral part of these statements.
TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - 1993 RECAPITALIZATION:

     The Company filed in 1993 two registration statements with the Securities and Exchange Commission and sold to the public 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10 1/2% Senior Notes due 2003 ("the Offerings").
The net proceeds of the Offerings together with borrowings under a new $90 million bank credit facility (the "New Credit Facility") were used
(i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes. As a result of this repayment of debt the Company incurred an extraordinary loss of $11.3 million, net of tax, as a result of the original issue discount on certain of the repaid notes as well as the premium required to redeem the debentures.

     On June 14, 1993, the Company's Board of Directors approved a reclassification pursuant to which each share of Series A Common Stock was changed and converted into .67 of a share of Common Stock. The transaction became effective upon completion of the Offerings described above and has been reflected retroactively in the accompanying consolidated financial statements.

NOTE 2 - 1992 RESTRUCTURING:

     On June 8, 1992, the Company successfully completed a capital restructuring (the "1992 Restructuring") pursuant to which substantially all of the Company's then outstanding long-term indebtedness, redeemable preferred stock and common stock were exchanged for new debt with lower interest rates and new common stock.

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

     In addition to the exchange for common stock, the principal shareholder prior to the 1992 Restructuring received warrants entitling the holder to purchase up to approximately .8 million shares of common stock at prices ranging from $22.39 to $37.31 per share. The Warrants are currently exercisable and will terminate, if not previously exercised, on June 8, 1999. No value was assigned to these warrants since the exercise prices are significantly higher than the current value of the common stock.

     In connection with the 1992 Restructuring, the Company entered into an agreement with certain members of management pursuant to which, shortly after the 1992 Restructuring, the Company issued to such members of management 200,990 shares of common stock and stock options to purchase 201,007 shares of common stock. The exercisability of such options is tied to the achievement of certain levels of operating income. A portion of the options became exercisable as a result of the Company's 1992, 1993 and 1994 operating results. In connection with the issuance of the common stock in 1992, management shareholders incurred ordinary income tax liability and were compensated by the Company for a portion of the tax liability arising from receipt of such shares and such incremental compensation. Such compensation was expensed in conjunction with the 1992 Restructuring.

NOTE 3 - QUASI-REORGANIZATION ELECTION:

     In connection with the 1992 Restructuring, the Company's Board of Directors approved quasi-reorganization accounting procedures. Under these procedures an entity restates its assets and liabilities at fair value and eliminates its accumulated deficit. Such adjustments are reflected entirely through the Company's capital accounts. None of the adjustments are recorded through the income statement. Such adjustments included both the quasi-reorganization related fair value restatements of assets, liabilities, and equity as well as the recognition of the 1992 Restructuring. Because the Company's historical and future expected operations exhibited an ability to cover amortization of its intangibles on an earnings before interest and tax basis, the partial write-down of such intangibles by approximately $98.4 million was reflected by the Company as a quasi-reorganization adjustment. Other principal adjustments made in conjunction with the quasi-reorganization election included (i) the extinguishment of senior bank debt of approximately $261.0 million, senior subordinated debentures of approximately $218.9 million, notes, obligations, and payables of approximately $10.3 million, mandatory redeemable preferred stock of approximately $44.9 million and the common stock of $15.0 million and
(ii) the recording of new senior debt of approximately $217.3 million and new common stock of $20.0 million. This transfer resulted in a gain from extinguishment of debt of approximately $201.3 million, net of deferred financing costs and restructuring costs of $11.6 million. In addition, the property, plant and equipment was revalued resulting in a decrease in net book value of $3.0 million. An additional decrease in net book value of $6.5 million was recorded prior to January 1, 1993. The trademark was also reduced by approximately $4.3 million to fair value. In addition, a write-down of certain deferred financing costs of approximately $4.5 million and restructuring costs of approximately $5.9 million was included as part of the quasi-reorganization adjustments. Because the Company has adopted the provision of SFAS No. 109, Accounting for Income Taxes, it is required to gross up the fair value of the net assets to, in effect, ignore the tax consequences of the differences between the market value and tax bases of its assets and liabilities. Such tax consequences are then recognized through the recording of a corresponding deferred tax asset or liability. The deferred tax liability was increased by approximately $20.3 million due to the loss of the net operating loss carryforwards, and by approximately $10.4 million for the tax effects of other quasi-reorganization adjustments. The final quasi-reorganization accounting adjustment was to eliminate the accumulated deficit of the Company.


NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation:
-----------------------

     The consolidated financial statements include the financial statements of Triangle Pacific Corp. and its subsidiaries. The Company maintains its records on a 52/53 week year.

Prior Period Reclassifications:
-------------------------------

     Certain reclassifications have been made to the December 31, 1993 balances, in order to conform to the current year presentation.

Cash and Cash Equivalents:
--------------------------

     The Company considers all investments with an original maturity of less than three months to be cash equivalents.

Inventories:
------------

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $20,870,000 at December 30, 1994 and $23,965,000 at December 31, 1993. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,069,000 at December 30, 1994 and $4,420,000 at December 31, 1993. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                    December 30,      December 31,
                                        1994              1993
                                    ------------------------------
                                            (in thousands)
     Raw materials                  $ 39,092          $ 42,045
     Work-in-process                   3,640             3,125
     Finished goods                   28,168            18,902
                                      ------            ------
          Total                     $ 70,900          $ 64,072
                                     =======           =======

Property, Plant and Equipment:
------------------------------

     Property, plant and equipment are stated at fair value as of June 8, 1992, plus acquisition or construction cost subsequent thereto. Expenditures for maintenance, repairs, renewals and improvements which do not extend the useful life's of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation and amortization are computed on the straight-line basis using the following estimated useful lives:

     Buildings                            10 to 50 years
     Equipment, furniture and fixtures     3 to 22 years

     Amortization of leasehold improvements is provided over the terms of the leases or the useful lives of the assets, whichever is shorter. For income tax purposes, all assets are depreciated under allowable tax depreciation methods.

Intangible Assets:
------------------

     The Company annually evaluates its carrying value and expected period of benefit of trademark and goodwill in relation to results of operations. In determining the recoverability of these assets the Company analyzes its historical and future ability to generate earnings before interest and taxes using the non-discounted method. Deferred financing costs are being amortized on the straight-line method over the lives of the related debt. The trademark and goodwill are being amortized over 40 years. Accumulated amortization of trademark and goodwill is $2,067,000 and $4,017,000 respectively at December 30, 1994 and $1,267,000 and $2,497,000, respectively at December 31, 1993.

Fair Value of Financial Instruments:
------------------------------------

     The Company's cash equivalents and long-term debt are recorded at cost, which approximates fair market value at December 30, 1994.

NOTE 5 - LONG TERM DEBT:

     Long-term debt consists of the following:


                                    December 30,      December 31,
                                        1994              1993
                                    ------------------------------
                                            (in thousands)
     Mortgages payable             $   9,915         $   4,364
     Senior Notes, 10 1/2%
        due 8-1-2003                 160,000           160,000
                                    --------          --------

                                     169,915           164,364

     Less:  Current portion
        of long-term debt             (1,527)           (1,467)
                                    --------          --------
                                   $ 168,388         $ 162,897
                                    ========          ========

     Letters of credit outstanding at December 30, 1994 and December 31, 1993 were $9.8 million under a facility pursuant to which they can be renewed or replaced.

Senior Notes:
-------------

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

     Based on the Company's operations through December 30, 1994, the amount of Restricted Payments that the Company could make under the Indenture was $15,440,000.

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

New Credit Facility:
--------------------

     The Company has entered into the New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At December 30, 1994, the Company had no borrowings under the New Credit Facility and had $56.3 million of Borrowing capacity under this facility. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 1% (9.5% at December 30, 1994) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The New Credit Facility expires on August 4, 1996.

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

     The New Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At December 30, 1994, the Company was in compliance with all financial covenants.

     The New Credit Facility specifies a number of events of default including, among others, the failure to make timely payments of principal, fees, and interest, the failure to perform the covenants contained therein, the failure of representations and warranties to be true, the occurrence of a "change of control" (as defined in the New Credit Facility, to include, among other things, the ownership by any person or group of more than 25% or, (in case of The TCW Group, Inc. and its affiliates, 50%) of the total voting securities of the Company), and certain impairments of the security for the New Credit Facility. The New Credit Facility also contains a cross-default to other indebtedness of the Company aggregating more than $2,000,000 and certain customary bankruptcy, insolvency and similar defaults. Upon the occurrence of an event of default under the New Credit Facility, at least three of the lenders holding at least 60% in amount of the principal indebtedness outstanding under the New Credit Facility may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of certain bankruptcy, insolvency or similar defaults.

     The New Credit Facility generally prohibits the Company from prepaying the Senior Notes whether the prepayment would result from the redemption of the Senior Notes, an offer by the Company to purchase the Senior Notes following a change of control or a sale or other disposition of assets, or the acceleration of the due date for payment of the Senior Notes.

     Mortgages payable represent primarily various Industrial Revenue Bond (IRB) notes. In June 1994, the Company entered into an industrial revenue financing agreement in the amount of $7,000,000 with Mississippi Business Finance Corp., a public corporation in Mississippi, to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. The funds required were provided by a bank term loan which matures on June 28, 2001. Collateral for the loan is the plant and equipment at Port Gibson, Mississippi. The IRB notes vary in interest rate, with several notes dependent upon the prime rate. At December 30, 1994 and December 31, 1993 the interest rates ranged up to 9.0%.



     These notes are payable through 2001 and are collateralized by the related underlying assets.

          Maturities for all long-term debt are as follows:

                                  (in thousands)
            1995                    $   1,527
            1996                        1,538
            1997                        1,215
            1998                          632
            1999                          561
            Thereafter                164,442
                                     --------
                  Total             $ 169,915
                                     ========

NOTE 6 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:
                                    December 30,	December 31,
                                        1994              1993
                                     -----------------------------
                                           (in thousands)
     Deferred Tax Liability:
     Property, plant and equipment  $  22,511         $  25,875
     Trademark                         11,764            12,078
     Other                              8,527             7,123
                                     --------          --------
     Total                          $  42,802         $  45,076
                                     ========          ========
     Deferred Tax Asset:
     Tax carryforwards              $       -         $   1,991
     Other                              3,322             1,986
                                     --------          --------
     Total                          $   3,322         $   3,977
                                     ========          ========



     The provision (benefit) for income taxes consists of the following:

                   Fiscal          Fiscal          Seven     Five
                    Year            Year           Months    Months
                    Ended           Ended          Ended     Ended
                  December 30,   December 31,   January 1,  June 8,
                    1994            1993           1993       1992
                  --------------------------------------------------
                                      (in thousands)
Current
  Federal         $ 10,015        $     168      $      -    $     -
  State and local      651                -             -          -
                   -------         --------       -------     ------
                  $ 10,666        $     168      $      -    $     -
                   =======         ========       =======     ======
Deferred:
  Federal         $  1,926        $   3,841      $   (834)    $    -
  State and local      237              492          (106)         -
                   -------         --------       -------     ------
                  $  2,163        $   4,333      $   (940)    $    -
                   -------         --------       -------     ------
  Subtotal        $ 12,829        $   4,501      $   (940)    $    -
                   =======         ========       =======      =====

Extraordinary benefit:
  Federal         $      -        $  (6,251)     $      -    $     -
  State and local        -             (768)            -          -
                   -------         --------       -------     ------
                  $      -        $  (7,019)     $      -    $     -
                   -------         --------       -------     ------
Total             $ 12,829        $  (2,518)     $   (940)   $     -
                   =======         ========       =======     ======

     The tax provision or benefit for the periods ending December 30, 1994, December 31, 1993, January 1, 1993 and June 8, 1992 is 40.6%,
38.5%, 47.28% and 0% of pre-tax income or losses, respectively. The factors causing the rate to vary from the U.S. Federal Statutory rate are as follows:



                     Fiscal          Fiscal          Seven     Five
                      Year            Year           Months    Months
                      Ended           Ended          Ended     Ended
                    December 30,  December 31,  January 1,    June 8,
                      1994            1993           1993       1992
                    --------------------------------------------------
                                      (in thousands)
Computed (expected)
  tax provision
  (benefit)         $ 11,059       $   4,097     $    (676)  $  (5,101)

Increase (decrease)
  from:
    State and local
     taxes             1,359             503          (106)          -
    Amortization of
     goodwill            597             634           546           -
    Change due to
     limitation of
     net operating loss
     carryforwards         -               -             -       5,101
    Other book to tax
     differences, net   (186)           (733)         (704)          -
                      ------         -------       -------      ------
Total               $ 12,829        $  4,501      $   (940)    $     -
                     =======         =======       =======      ======

     In 1993, the Company adjusted the deferred liability and current provision for taxes to reflect the change in tax rate form 34% to 35% enacted by the Revenue Reconciliation Act of 1993. As of December 30, 1994, all net operating loss carryforwards have been fully utilized.

NOTE 7 - LEASE COMMITMENTS:

     The Company rents certain real estate and equipment under leases expiring at various dates to 2008. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     The following is a summary of minimum future rental payments required under operating leases that have initial non-cancelable lease terms in excess of one year:

                                    (in thousands)
            1995                    $   2,907
            1996                        2,024
            1997                        1,679
            1998                        1,351
            1999                        1,060
            Thereafter                    292
                                     --------
                  Total             $   9,313
                                     ========

     Rental expense for operating leases amounted to $7,704,000, $6,309,000, $3,562,000, and $2,538,000 for the fiscal years ended
December 30, 1994, December 31, 1993, for the seven months ended January 1, 1993 and for the five months ended June 8, 1992, respectively.

     The Company has an agreement with the West Virginia Economic Development Authority to lease land, buildings and equipment for the Bruce Hardwood Floors plant which is located in Beverly, West Virginia. Land and buildings have a lease term of 18 years and equipment has a term of 10 years, both with 10 year renewal options. In June, 1990, the Company was reimbursed $22,653,000 by the West Virginia Economic Development Authority for the Phase I construction costs, which included all costs advanced by the Company in 1989 and the first six months of 1990 except for 28% of the cost of equipment. In December 1993 the Company was reimbursed $5,535,000 by the West Virginia Economic Development Authority for 72% of the Phase II equipment cost.

NOTE 8 - EMPLOYEE BENEFIT PLANS:

Pension and Profit Sharing Plans:
---------------------------------

     The Company sponsors several defined benefit pension plans and is required to contribute to several labor union-related defined contribution plans. Total pension expense was $991,000, $967,000, $483,000, and $217,000 for the fiscal years ended December 30, 1994, and December 31, 1993, for the seven months ended January 1, 1993, and for the five months ended June 8, 1992, respectively, including $419,000, $481,000, $290,000, and $207,000, respectively, for defined benefit plans, which includes amortization of prior service costs over the estimated average remaining service period of active employees. The Company does not have any requirement to provide life or health insurance coverage for retired employees. The following table sets forth the defined benefit pension plans' funded status at December 30, 1994, and December 31, 1993.

                                        Fiscal years ended
                                   ---------------------------
                                   December 30,   December 31,
                                      1994          1993
                                   ------------   ------------
                                        (in thousands)
Actuarial present value
   of benefit obligation:
     Vested                        $  9,011       $  8,382
     Non-vested                         426            481
                                    -------        -------
Accumulated and projected
   benefit obligation                 9,437          8,863
Plan assets at fair value             8,276          8,109
                                    -------        -------
Projected benefit
   obligation in excess
   of plan assets                    (1,161)          (754)
Unrecognized prior service
   costs                                143            105
Unrecognized net loss from
   past experience different
   from that assumed and
   effects of changes in
   assumptions                        1,684            928
Adjustment to recognize
   minimum liability                 (1,762)        (1,121)
                                    -------        -------
Accrued pension expense            $ (1,096)      $   (842)
                                    =======        =======

     Net periodic pension costs for defined benefit pension plans for the fiscal years ended December 30, 1994 and December 31, 1993, for the seven months ended January 1, 1993, and for the five months ended June 8, 1992, include the following components:

                            Fiscal      Fiscal       Seven       Five
                             year        year        months      months
                            ended       ended        ended       ended
                         December 30,  December 31,  January 1,  June 8,
                             1994        1993         1993       1992
                         ------------  ------------  ----------  -------
                                           (in thousands)
Service cost-benefits
   earned during the
   period                 $     267     $     258    $     152   $  111
Interest cost on
   projected benefit
   obligation                   735           696          383      273
Actual return on plan
   assets                       106          (872)        (247)    (177)
Net amortization and
   deferral                    (689)          399            2        -
                           --------      --------     --------    -----
Net periodic pension
   cost                   $     419     $     481    $     290   $  207
                           ========      ========     ========    =====

     A weighted average discount rate of 8.50% was used in 1994, 1993 and 1992 to determine the benefit obligations of the Company's defined benefit pension plans. The plans do not provide for future compensation increases in calculating benefit obligations as the benefits do not derive from compensation levels but from length of service. The plans' assets are invested in a diversified portfolio of common stocks and fixed income securities. The expected long-term rate of return on plan assets was 8.0% in 1994, 1993, and 1992.

     The Company has a profit sharing plan for salaried employees, and a supplemental profit sharing plan for certain salaried employees to which contributions are made at the discretion of its Board of Directors as long as the Company has met specified financial goals. The fiscal 1994, 1993 and 1992 contributions were $1,255,385, $500,000, and $400,000, respectively.

Long-Term Incentive Plan:
-------------------------

     In June 1993, the Company adopted the Triangle Pacific Corp. Long-Term Incentive Compensation Plan, which authorizes grants of various incentive awards to all regular salaried full-time officers and key employees of the Company. There are 1,000,000 shares of common stock reserved for this plan. In February and March 1994, stock options were granted for 551,300 shares at 100% of fair market value at the date of grant. These options expire in 10 years. Also granted in February 1994 were 28,200 stock bonus shares and $425,517 in deferred cash bonuses. These awards vested 25% at the date of grant and will vest 25% each year thereafter, with the vested amount payable on the third anniversary of the date of grant.

     In 1994, the Company established a performance-based cash incentive plan for officers and other key employees to make annual bonus awards based upon pre-established criteria which were approved by the Board of Directors. The expense for 1994 was $1,780,000. In 1993, the Company awarded $744,000 in cash bonuses to the same group of officers and key employees under a discretionary bonus arrangement.



Stock Option Plan:
------------------

     In connection with the 1992 Restructuring, certain members of management received options for 201,007 shares of Common stock pursuant to a Stock Option Plan which was adopted by the Board of Directors of the Company. The management options are exercisable at a price of $2.99 per share. The exercisability of the management options is tied to the achievement of certain levels of operating income. Twenty percent of the management options will become exercisable in any fiscal year in which the Company meets the annual target for such fiscal year.

     For the years ended December 30, 1994, December 31, 1993 and January 1, 1993, twenty percent each year became exercisable. In addition, if the Company fails to meet the annual target in any fiscal year but meets the cumulative target in such fiscal year or any subsequent fiscal year, the management options for such fiscal year and all prior fiscal years will become exercisable if they had not previously become exercisable.

Non-Employee Director Stock Option Plan:
----------------------------------------

     In June 1993, the Company adopted a Non-employee Director Stock Option Plan for up to 50,000 shares of common stock. Options have been granted to six non-employee directors for an aggregate of 30,000 shares, with option prices at 100% of fair market value at the date of grant. These options are currently exercisable and generally expire 10 years from the date of grant.



Post-retirement And Post-employment Benefits:
---------------------------------------------

     The Company, as of December 30, 1994, does not provide post-retirement medical benefits or any post-employment benefits other than those previously discussed.

NOTE 9 -  ACCRUED LIABILITIES:

     Amounts included in accrued liabilities are as follows:

                                   December 30,   December 31,
                                      1994           1993
                                   ---------------------------
                                         (in thousands)
          Payroll                  $  5,342       $  2,960
          Pension and profit
            sharing                   3,360          2,060
          Taxes, other than
            income                    2,647          2,013
          Insurance                   4,712          3,043
          Interest                    7,819          6,623
          Other                       4,232          3,000
                                    -------        -------
               Total               $ 28,112       $ 19,699
                                    =======        =======



NOTE 10 - PRO-FORMA INCOME DATA (unaudited):

     Pro-forma figures assume that the Company's third quarter 1993 Recapitalization and the 1992 Restructuring occurred on the first day of fiscal 1992.

NOTE 11 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (unaudited):

(In thousands, except per share amounts)
                                            Income
                                            Before
                                   Income   Extra-             Net
                                   Before   ordinary          Income
                                   Extra-   Items    Net      (loss)
                 Net     Gross     ordinary  Per    Income     Per
Quarters        Sales    Profit    Items    Share   (loss)    Share
--------------------------------------------------------------------
1994
 First Quarter $ 90,710  $ 22,083  $ 2,142  $0.15  $ 2,142    $ 0.15
 Second Quarter 106,918    29,447    5,860   0.40    5,860      0.40
 Third Quarter  104,236    28,176    5,217   0.35    5,217      0.35
 Fourth Quarter 108,295    30,293    5,583   0.38    5,583      0.38

1993
 First Quarter $ 78,482  $ 17,947  $   373  $0.04  $   373    $ 0.04
 Second Quarter  87,853    20,832    2,917   0.43    2,917      0.43
 Third Quarter   85,911    18,274    1,835   0.17   (9,472)(a) (0.88)(a)
 Fourth Quarter  94,050    19,883    2,078   0.10    2,078      0.10

(a) The third quarter of 1993 reflects the results of the 1993
    Recapitalization.  (See Note 1)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None



                                PART III

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

     The section entitled "Election of Directors" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 3, 1995 sets forth certain information regarding the directors and is incorporated herein by reference. The section entitled "Executive Compensation-Compliance with Section 16(a) of the Exchange Act" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 3, 1995 sets forth certain information regarding reporting under Section 16 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation
          ----------------------

     Information regarding the compensation of management is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 3, 1995, under the caption "Executive Compensation" and, except for the report of the compensation committee of the Board of Directors and the information contained under the caption "Performance Graph," is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information regarding ownership of the Company's Common Stock is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 3, 1995, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

     None



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          ------------------------------------------------------
          Form 8-K
          --------

     (a)(1) Financial Statements

            Included in Part II of this report.

            -    Report of independent public accountants

            - Consolidated balance sheets as of December 30, 1994 and December 31, 1993.

            - Consolidated statements of operations for the fiscal years ended December 30, 1994 and December 31, 1993, for the seven months ended January 1, 1993, and for the five months ended June 8, 1992.

            - Consolidated statements of changes in shareholders' investment for the fiscal years ended December 30, 1994 and December 31, 1993, for the seven months ended January 1, 1993, and for the five months ended
                 June 8, 1992.

            - Consolidated statements of cash flows for the fiscal years ended December 30, 1994 and December 31, 1993, for the seven months ended January 1, 1993, and for the five months ended June 8, 1992.

            -    Notes to consolidated financial statements.

     (a)(2) Financial Statement Schedules

            Included in Part IV of this report:

            For the fiscal years ended December 30, 1994 and December 31, 1993, for the seven months ended January 1, 1993, and for the five months ended June 8, 1992.

            - Schedule II - Valuation and qualifying accounts and reserves.

            Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits
            --------

            The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this annual report on form 10-K.

     (b)    Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the fourth quarter of the year ended December 30, 1994.


     (c)    Exhibits
            --------

      3.1     -    Restated Certificate of Incorporation of the
                   Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

      3.2     -    Amended and Restated Bylaws of the Registrant
                   (incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.1     -    Form of 10 1/2% Senior Notes due 2003 (incorporated
                   herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31,1993).

      4.2     -    Indenture governing 10 1/2% senior Notes due 2003
                   (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.3     -    Credit Agreement dated as of August 4, 1993, as
                   amended, among the Registrant, the Lenders listed therein and CitiCorp USA, Inc., as the Co-Agent for the Lenders, and the Bank of Nova Scotia, as the Agent for the Lenders (the "Credit Agreement")
                   (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

      4.4     -    Amendment No. 4 to the Credit Agreement dated as of
                   December 2, 1994.

     10.1     -    Registration Rights Agreement, dated as of June 5,
                   1992 by and among the Registrant and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.2     -    Lenders' Equity Agreement dated as of June 5, 1992 by
                   and among the Registrant and the Banks and other financial institutions listed herein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-50724)).

     10.3     -    ESJ Exchange Agreement dated as of June 5, 1992 by
                   and among the Registrant, TPC Holding Corp. and the ESJ Entities (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.4*    -    Management Equity Agreement dated as of June 5, 1992
                   by and among the Registrant and the individuals listed therein, and including a form of the Triangle
                   Pacific Corp. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-50724)).


     10.5*    -    Form of Amended and Restated Employment Agreement
                   dated as of March 8, 1995 between the Company and the individuals named on Schedule 1 thereto.

     10.6*    -    Form of Employment Agreement dated as of March 8,
                   1995 between the Company and the individuals named on
                   Schedule 1 thereto.

     10.7*    -    Salaried Employees Profit Sharing Plan (as restated
                   January 1, 1993) of the Registrant

     10.8*    -    Annual Cash Incentive Bonus System of the Registrant
                   for Officers and Managers.

     10.9*    -    Form of Stock Option Plan of the Registrant
                   (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.10*   -    Form of Stock Option Agreement of the Registrant
                   (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on From S-1
                   (Registration No. 33-64530)).

     10.11    -    Lease dated as of June 1, 1988 by and between West
                   Virginia Jobs and Development Corporation and
                   Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.12    -    Amendment to lease effective as of April 14, 1989 by
                   and between West Virginia Jobs and Development
                   Corporation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-64530)).

     10.13    -    Second Amendment to lease effective as of November 1,
                   1991 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.14    -    Third Amendment to lease effective as of March 10,
                   1993 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Forms S-1
                   (Registration No. 33-64530)).

     10.15*   -    Triangle Pacific Corp. 1993 Long-Term Incentive
                   Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.16*   -    Triangle Pacific Corp. Nonemployee Director Stock
                   Option Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.17    -    Form of Indemnity Agreement between the Registrant
                   and each of its directors and executive officers
                   (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.18*   -    Supplemental Profit Sharing and Deferred Compensation
                   Plan of the Registrant.

     23.1     -    Consent of Arthur Andersen LLP

     27.1     -    Financial Data Schedule.

--------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.




                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          TRIANGLE PACIFIC CORP.

                                    By:   /s/ Floyd F. Sherman
                                        ---------------------------
                                          Floyd F. Sherman
                                          Chairman of the Board and
                                          Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Floyd F. Sherman         Chairman of the Board     March 28, 1995
----------------------------  and Chief Executive Officer
   Floyd F. Sherman           (Principal Executive Officer)


 /s/ M. Joseph McHugh         Director and President    March 28, 1995
----------------------------
   M. Joseph McHugh


 /s/ Robert J. Symon          Executive Vice President  March 28, 1995
----------------------------  Treasurer and Chief
   Robert J. Symon            Financial Officer
                             (Principal Financial & Accounting Officer)

 /s/ B. William Bonnivier     Director                  March 28, 1995
----------------------------
   B. William Bonnivier


 /s/ Charles M. Hansen, Jr.   Director                  March 28, 1995
----------------------------
   Charles M. Hansen, Jr.


 /s/ David R. Henkel          Director                  March 28, 1995
----------------------------
   David R. Henkel


 /s/ Jack L. McDonald         Director                  March 28, 1995
----------------------------
   Jack L. McDonald


 /s/ Carson R. McKissick      Director                  March ___, 1995
----------------------------
   Carson R. McKissick


                              Director                  March ___, 1995
----------------------------
   Karen Gordon Mills
                                                             SCHEDULE II
                                                             -----------



              TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
              ---------------------------------------
                     VALUATION AND QUALIFYING
                     ------------------------
                      ACCOUNTS AND RESERVES
                      ---------------------
                            (in thousands)

Column A            Column B      Column C      Column D      Column E
--------            --------      --------      --------      --------

                                  Additions
                    Balance at    charged to                  Balance
                    beginning     costs and                  at end of
Classifications      of period    expenses    Deductions (1)  period
-----------------------------------------------------------------------
Five months ended
 June 8, 1992:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   3,438    $     678    $     (19)   $   4,135
                     =================================================
Seven months ended
 January 1, 1993:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   4,135    $   1,438    $     475    $   5,098
                     =================================================
Fiscal Year ended
 December 31, 1993:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   5,098    $     485    $   2,260    $   3,323
                     =================================================
Fiscal Year ended
 December 30, 1994:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   3,323    $     884    $   1,716    $   2,491
                     =================================================

(1)	Write-offs of specific accounts, net of recoveries.



                                                            Exhibit 23.1
                                                            ------------




              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K into the Company's previously filed Registration Statement Files Nos. 33-69682, 33-69684 and 33-50724.




                                     ARTHUR ANDERSEN LLP

Dallas, Texas
 March 28, 1995





49