Form 10-K/A
period 1994-12-30
TRIANGLE PACIFIC CORP
filed 1995-04-20
CIK 230602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 30, 1994
                         ----------------------------------------------
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                    to
                               ------------------    ------------------
Commission File Number:              0-22138
                        -----------------------------------------------
                          Triangle Pacific Corp.
- -----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)
           Delaware                                  94-2998971
- -----------------------------------------------------------------------
State or other jurisdiction or                    (I.R.S. Employer
incorporation or organization                     Identification No.)
           16803 Dallas Parkway, Dallas, Texas                  75248
- -----------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)
Registrant's telephone number, including area code (214) 931-3000
                                                   --------------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.01 per share
- --------------------------------------
      (Title of Class)

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

- --------------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.




                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          TRIANGLE PACIFIC CORP.

                                    By:   /s/ Robert J. Symon
                                        ---------------------------
                                          Robert J. Symon
                                          Executive Vice President, Treasurer
                                          Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              Chairman of the Board     March   , 1995
- ----------------------------  and Chief Executive Officer
   Floyd F. Sherman           (Principal Executive Officer)


                              Director and President    March   , 1995
- ----------------------------
   M. Joseph McHugh


                              Executive Vice President  March   , 1995
- ----------------------------  Treasurer and Chief
   Robert J. Symon            Financial Officer
                             (Principal Financial & Accounting Officer)

                              Director                  March   , 1995
- ----------------------------
   B. William Bonnivier


                              Director                  March   , 1995
- ----------------------------
   Charles M. Hansen, Jr.


                              Director                  March   , 1995
- ----------------------------
   David R. Henkel


                              Director                  March   , 1995
- ----------------------------
   Jack L. McDonald


                              Director                  March   , 1995
- ----------------------------
   Carson R. McKissick


                              Director                  March ___, 1995
- ----------------------------
   Karen Gordon Mills