Form 10-Q
period 1995-03-31
TRIANGLE PACIFIC CORP
filed 1995-05-15
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995
                               --------------------------------------------
                                    or

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

                  14,662,609 Shares on March 31, 1995



                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the three months ended March 31, 1995
     and April 1, 1994                                             4

     Consolidated Balance Sheets
     March 31, 1995 and December 30, 1994                          5

     Consolidated Statements of Cash Flows
     for the three months ended March 31, 1995
     and April 1, 1994                                             7

     Consolidated Statement of Changes in
     Shareholders' Investment for the three months
     ended March 31, 1995                                          8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         13


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15






















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Three Months ended March 31, 1995





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair statement of the results of the operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of December 30, 1994.




                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                                    Three Months Ended
                                                  ----------------------
                                                  March 31,     April 1,
                                                    1995         1994
                                                  -------       --------

Net sales                                        $ 107,192     $  90,710
                                                  --------      --------
Costs and expenses:

     Cost of sales                                  79,260        68,627

     Selling, general
       and administrative                           15,448        13,113

     Amortization of goodwill                          380           380

     Interest                                        4,563         4,897
                                                  --------      --------

                                                    99,651        87,017
                                                  --------      --------

Income before income taxes                           7,541         3,693

Provision for income taxes                           3,007         1,551
                                                  --------      --------

Net income                                       $   4,534     $   2,142
                                                  ========      ========



Net income per share                             $    0.31     $    0.15
                                                  ========      ========

Weighted average shares outstanding                 14,663        14,653




The accompanying notes to consolidated financial statements are an integral part of these statements.


                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    March 31,     December 30,
                                                       1995          1994
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  20,844      $  24,906

   Receivables (net of allowances
    of $2,625 and $2,491 respectively)                44,419         43,303

   Inventories                                        73,405         70,900

   Prepaid expenses                                    3,879          3,934
                                                    --------       --------

     Total current assets                            142,547        143,043
                                                    --------       --------

Property, plant and equipment
   Land                                               12,003         12,003

   Buildings                                          44,399         43,452

   Equipment, furniture and fixtures                  81,359         79,568
                                                    --------       --------

                                                     137,761        135,023

   Less:  accumulated depreciation                    23,300         21,110
                                                    --------       --------

                                                     114,461        113,913

Other assets:
   Goodwill                                           56,237         56,617

   Trademark                                          29,733         29,933

   Other                                              13,301         13,237

   Deferred financing costs                            6,351          6,708
                                                    --------       --------

Total assets                                       $ 362,630      $ 363,451
                                                    ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                    March 31,     December 30,
                                                     1995            1994
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   1,557      $   1,527

   Accounts payable                                  17,828         17,723

   Accrued liabilities                               22,101         28,112

   Income taxes payable                               2,738          1,327
                                                   --------       --------

     Total current liabilities                       44,224         48,689
                                                   --------       --------

Long-term debt, net of current portion              167,870        168,388
                                                   --------       --------

Deferred income taxes                                39,108         39,480
                                                   --------       --------

     Total liabilities                              251,202        256,557
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,662,609 at March 31, 1995 and
     December 30, 1994                                  147            147

   Additional paid-in capital                        93,098         93,098

   Retained earnings                                 18,183         13,649
                                                   --------       --------

Total shareholders' investment                      111,428        106,894
                                                   --------       --------

Total liabilities and shareholders' investment    $ 362,630      $ 363,451
                                                   ========       ========









The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                       Three Months Ended
                                                      --------------------
                                                       March 31,  April 1,
                                                        1995        1994
                                                      ---------   --------
Cash flows from operating activities:
  Net income (loss)                                  $   4,534   $   2,142
  Adjustments:
    Depreciation                                         2,191       1,973
    Deferred income taxes                                 (372)         15
    Amortization of goodwill and trademark                 580         580
    Amortization of deferred financing costs               357         358
    Provision for doubtful accounts                        117         207
Changes in assets and liabilities:
    Receivables                                         (1,233)     (1,282)
    Inventories                                         (2,505)      1,565
    Prepaid expenses                                        55         300
    Other assets                                           (41)        (24)
    Accounts payable                                       105       1,280
    Accrued liabilities                                 (1,087)        442
    Accrued liabilities - interest                      (4,925)     (3,565)
    Income taxes payable                                 1,411       1,551
                                                      --------    --------
Net cash provided by (used in) operating activities       (813)      5,542
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (2,739)     (2,899)
  Construction deposits                                    (22)     (1,457)
                                                       --------    -------
Net cash used in investing activities                   (2,761)     (4,356)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt payments                                 (488)       (396)
  Exercise of stock options                                  -          41
  Refinancing costs                                          -         (14)
                                                      --------    --------
Net cash used in financing activities                     (488)       (369)
                                                      --------    --------
Net increase (decrease) in cash                      $  (4,062)  $     817

Cash and cash equivalents, beginning  of period         24,906         785
                                                      --------    --------

Cash and cash equivalents, end of period             $  20,844   $   1,602
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   8,955   $   8,049

    Income taxes                                         1,949          10





The accompanying notes to consolidated financial statements are an integral part of these statements.


                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                      FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 December 30, 1994      $    147    $ 93,098      $ 13,649      $106,894

Net income                     -           -         4,534         4,534
                         -------     -------       -------       -------
Balance,
 March 31, 1995          $   147    $ 93,098      $ 18,183      $111,428
                         =======     =======       =======       =======











































The accompanying notes to consolidated financial statements are an integral part of this statement.


TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $21,186,000 at March 31, 1995 and $20,870,000 at December 30, 1994. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $1,653,000 at March 31, 1995 and $2,069,000 at December 30, 1994. Raw
materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              March 31,   December 30,
                                               1995          1994
                                             -------------------------
                                                 (in thousands)

     Raw materials                          $  38,676    $  39,092
     Work-in-process                            3,308        3,640
     Finished goods                            31,421       28,168
                                             --------     --------
          Total                             $  73,405    $  70,900
                                             ========     ========


NOTE 2 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                              March 31,   December 30,
                                               1995          1994
                                             -------------------------
                                                 (in thousands)

     Mortgages payable                         $   9,427   $   9,915

     Senior Notes, 10 1/2% due 8-1-2003          160,000     160,000
                                                --------    --------
                                                 169,427     169,915

     Less:  Current portion of long-term debt     (1,557)     (1,527)
                                                --------    --------
                                               $ 167,870   $ 168,388
                                                ========    ========

     Letters of credit outstanding at March 31, 1995 were $8.1 million and $9.8 million at December 30, 1994 under a facility pursuant to which they can be renewed or replaced.

Senior Notes

     The Senior Notes are senior unsecured obligations of the Company with an aggregate principal amount of $160 million. The Senior Notes mature on August 1, 2003 and bear interest at an annual rate of 10 1/2%, payable in two equal semi-annual installments of $8,400,000 each, with each semi-annual period deemed to have 180 days. The Senior Notes were issued under an Indenture (the "Indenture") between the Company and a predecessor to Texas Commerce Bank National Association, as Trustee (the "Trustee"). The Senior Notes rank pari passu with all present and future senior indebtedness of the Company and senior to all present and future subordinated indebtedness of the Company. However, because borrowings under the Credit Facility are secured by inventory and accounts receivable of the Company and the proceeds thereof, the Senior Notes are effectively subordinated to such borrowings to the extent of such security interest.

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

     Based on the Company's operations through March 31, 1995, the amount of Restricted Payments that the Company could make under the Indenture was $17,707,000.

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

Credit Facility:

     The Company has entered into the Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At March 31, 1995, the Company had no borrowings under the Credit Facility and had $58.9 million of borrowing capacity under this facility. Borrowings under the Credit Facility bear interest at the agent's prime rate plus 1% (10.0% at March 31, 1995) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The Credit Facility expires on August 4, 1996.

     The Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions in respect of the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the making of investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates.

     The Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At March 31, 1995, the Company was in compliance with all financial covenants.

     The Credit Facility specifies a number of events of default including, among others, the failure to make timely payments of principal, fees, and interest, the failure to perform the covenants contained therein, the failure of representations and warranties to be true, the occurrence of a "change of control" (as defined in the Credit Facility, to include, among other things, the ownership by any person or group of more than 25% or, (in case of The TCW Group, Inc. and its affiliates, 50%) of the total voting securities of the Company), and certain impairments of the security for the Credit Facility.
The Credit Facility also contains a cross-default to other indebtedness of the Company aggregating more than $2,000,000 and certain customary bankruptcy, insolvency and similar defaults. Upon the occurrence of an event of default under the Credit Facility, at least three of the lenders holding at least 60% in amount of the principal indebtedness outstanding under the Credit Facility may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of certain bankruptcy, insolvency or similar defaults.

     The Credit Facility generally prohibits the Company from prepaying the Senior Notes whether the prepayment would result from the redemption of the Senior Notes, an offer by the Company to purchase the Senior Notes following a change of control or a sale or other disposition of assets, or the acceleration of the due date for payment of the Senior Notes.

     Mortgages payable represent primarily various Industrial Revenue Bond
(IRB) notes. The IRB notes vary in interest rate, with several notes dependent upon the prime rate. At March 31, 1995 and December 30, 1994 the interest rates ranged up to 9.0%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.

NOTE 3 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              March 31,   December 30,
                                               1995         1994
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  22,532    $  22,511
          Trademark                            11,685       11,764
          Other                                 8,783        8,527
                                             --------     --------
             Total                          $  43,000    $  42,802
                                             ========     ========

     Deferred Tax Asset:
          Tax carryforwards                 $       -    $       -
          Other                                 3,891        3,322
                                             --------     --------
             Total                          $   3,891    $   3,322
                                             ========     ========

     The provision for income taxes consists of the following:

                                                 Three Months Ended
                                                --------------------
                                                 March 31,   April 1,
                                                  1995        1994
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   3,147   $  1,381
          State and local                             404        170
                                                 --------    -------
                                                $   3,551   $  1,551
                                                 ========    =======

     Deferred:
          Federal                               $    (484)  $      -
          State and local                             (60)         -
                                                 --------    -------
                                                $    (544)  $      -
                                                 ========    =======
     Total                                      $   3,007   $  1,551
                                                 ========    =======

     The tax provision for the periods ending March 31, 1995 and April 1, 1994 is 39.9% and 42.0% of pre-tax income. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:


                                                 Three Months Ended
                                                --------------------
                                                 March 31,   April 1,
                                                  1995        1994
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  2,639     $ 1,293

     Increase from:
          State and local taxes                      324         159

     Amortization of goodwill                        149         149

     Change due to limitation of net
       operating loss carryforwards                    -           -

     Other book to tax differences (net)            (105)        (50)
                                                 -------      ------

                                                $  3,007     $ 1,551
                                                 =======      ======








MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the three months ended March 31, 1995 were $107.2 million compared to $90.7 million for the three months ended April 1, 1994, representing a 18.2% increase. Net sales for all divisions increased.

     Cabinet Division sales were up 32.1% over those of the same period in 1994 due, in large measure, to increased sales to the multi-family housing sector which continues to experience strong growth.

     Hardwood Floors sales remained strong, but were tempered by weakening consumer confidence relative to large dollar purchases. Our average unit selling price declined slightly as some builders shifted to lower-priced products with heavy emphasis on unfinished strip versus prefinished products.

GROSS PROFIT

     Gross profit for the three months ended March 31, 1995 amounted to $27.9 million, or 26.1% of net sales, compared to $22.1 million, or 24.3% of net sales in the same period in fiscal 1994.

     The improvement in gross profit resulted primarily from higher unit sales and to a lesser extent from increased prices. While lumber costs were slightly higher in the first quarter, the Company continues to benefit from improved plant efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $15.4 million for the three months ended March 31, 1995 compared to $13.1 million for the three months ended April 1, 1994. As a percent of net sales, selling, general and administrative expenses were 14.4% for the three months ended March 31, 1995 compared to 14.5% for the same period in fiscal 1994.

OPERATING INCOME

     Operating income for the three months ended March 31, 1995 was $12.1 million compared to $8.6 million for the three months ended April 1, 1994. The increased operating income in the first quarter of 1995 compared to the same period in fiscal 1994 was attributable to significantly higher net sales and improved operating profit margins, offset in part by higher selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense for the three months ended March 31, 1995 was $4.6 million compared to $4.9 million for the three months ended April 1, 1994.

NET INCOME

     Net income for the three months ended March 31, 1995 amounted to $4.5 million, or $0.31 per share, compared to $2.1 million, or $0.15 per share, for the three months ended April 1, 1994. The 1995 period benefited from higher net sales and operating income.

LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal quarter ended March 31, 1995, cash decreased by $4.1 million. Cash used in operating activities was $.8 million. Cash of $2.7 million was used for additions to property, plant and equipment and $.5 million for long-term debt payments.

     On March 31, 1995, the Company had working capital of $98.3 million, or 27.1% of total assets, and $58.9 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures for the foreseeable future.



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       27     -  Financial Data Schedule for the three month
                                 interim period ended March 31, 1995.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended March 31, 1995.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  May 15, 1995             By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  May 15, 1995             By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)