Form 10-Q
period 1995-06-30
TRIANGLE PACIFIC CORP
filed 1995-08-11
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                               --------------------------------------------
                                    or

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

                  14,663,365 Shares on June 30, 1995



                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the six months ended June 30, 1995
     and July 1, 1994 and for the three months
     ended June 30, 1995 and July 1, 1994                          4

     Consolidated Balance Sheets
     June 30, 1995 and December 30, 1994                           5

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 1995
     and July 1, 1994                                              7

     Consolidated Statement of Changes in
     Shareholders' Investment for the six months
     ended June 30, 1995                                           8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         13


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15






















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Six Months ended June 30, 1995





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair presentaton of financial position and results of operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of December 30, 1994.




                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                  Six Months Ended      Three Months Ended
                                --------------------    --------------------
                                 June 30,    July 1,     June 30,   July 1,
                                   1995       1994        1995       1994
                                --------    --------    -------     --------

Net sales                      $ 223,801   $ 197,628   $ 116,609   $ 106,918
                                --------    --------    --------    --------
Costs and expenses:

     Cost of sales               165,062     146,098      85,802      77,471
      Selling, general
       and administrative         30,861      27,720      15,413      14,607

     Amortization of goodwill        760         760         380         380

     Interest                      9,160       9,522       4,597       4,625
                                --------    --------    --------    --------

                                 205,843     184,100     106,192      97,083
                                --------    --------    --------    --------

Income before income taxes        17,958      13,528      10,417       9,835

Provision for income taxes         6,963       5,526       3,956       3,975
                                --------    --------    --------    --------

Net income                     $  10,995   $   8,002   $   6,461   $   5,860
                                ========    ========    ========    ========



Net income per share           $    0.75   $    0.55   $    0.44   $    0.40
                                ========    ========    ========    ========

Weighted average shares
  outstanding                     14,754      14,657      14,758      14,661




The accompanying notes to consolidated financial statements are an integral part of these statements.


                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     June 30,     December 30,
                                                       1995          1994
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  24,051      $  24,906

   Receivables (net of allowances
    of $2,857 and $2,491 respectively)                51,916         43,303

   Inventories                                        74,676         70,900

   Prepaid expenses                                    4,554          3,934
                                                    --------       --------

     Total current assets                            155,197        143,043
                                                    --------       --------

Property, plant and equipment
   Land                                               12,003         12,003

   Buildings                                          44,819         43,452

   Equipment, furniture and fixtures                  82,748         79,568
                                                    --------       --------

                                                     139,570        135,023

   Less:  accumulated depreciation                    25,565         21,110
                                                    --------       --------

                                                     114,005        113,913

Other assets:
   Goodwill                                           55,857         56,617

   Trademark                                          29,533         29,933

   Other                                              11,290         13,237

   Deferred financing costs                            5,994          6,708
                                                    --------       --------

Total assets                                       $ 371,876      $ 363,451
                                                    ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                     June 30,     December 30,
                                                     1995            1994
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   1,432      $   1,527

   Accounts payable                                  18,424         17,723

   Accrued liabilities                               26,490         28,112

   Income taxes payable                               1,261          1,327
                                                   --------       --------

     Total current liabilities                       47,607         48,689
                                                   --------       --------

Long-term debt, net of current portion              167,683        168,388
                                                   --------       --------

Deferred income taxes                                38,695         39,480
                                                   --------       --------

     Total liabilities                              253,985        256,557
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,663,365 at June 30, 1995 and
     14,662,609 at December 30, 1994                    147            147

   Additional paid-in capital                        93,100         93,098

   Retained earnings                                 24,644         13,649
                                                   --------       --------

Total shareholders' investment                      117,891        106,894
                                                   --------       --------

Total liabilities and shareholders' investment    $ 371,876      $ 363,451
                                                   ========       ========









The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                         Six Months Ended
                                                      --------------------
                                                        June 30,   July 1,
                                                        1995        1994
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $  10,995   $   8,002
  Adjustments:
    Depreciation                                         4,456       3,994
    Deferred income taxes                                 (785)     (2,609)
    Amortization of goodwill and trademark               1,160       1,160
    Amortization of deferred financing costs               714         716
    Provision for doubtful accounts                        379         402
Changes in assets and liabilities:
    Receivables                                         (8,993)     (8,949)
    Inventories                                         (3,776)      1,387
    Prepaid expenses                                      (621)       (525)
    Other assets                                           168       1,917
    Accounts payable                                       725       4,479
    Accrued liabilities                                   (845)      4,110
    Accrued liabilities - interest                        (801)        785
    Income taxes payable                                   (66)      4,992
                                                      --------    --------
Net cash provided by operating activities                2,710      19,861
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (4,547)     (6,174)
  Construction deposits                                      -      (1,852)
  Acquisition of Premier Wood Floors                         -      (5,123)
                                                       --------    -------
Net cash used in investing activities                   (4,547)    (13,149)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                                  -       7,000
  Long-term debt payments                                 (800)       (733)
  Exercise of stock options                                  2          41
  Refinancing costs                                          -         (14)
  Reimbursement of construction deposits                 1,780           -
                                                      --------    --------
Net cash provided by financing activities                  982       6,294
                                                      --------    --------
Net increase (decrease) in cash                      $    (855)  $  13,006

Cash and cash equivalents, beginning  of period         24,906         785
                                                      --------    --------

Cash and cash equivalents, end of period             $  24,051   $  13,791
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   9,507   $   8,412

    Income taxes                                         7,798         146




The accompanying notes to consolidated financial statements are an integral part of these statements.
                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                       FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 December 30, 1994      $    147    $ 93,098      $ 13,649      $106,894

Net income                     -           -        10,995        10,995

Exercise of stock
 options                       -           2             -             2
                         -------     -------       -------       -------
Balance,
 June 30, 1995           $   147    $ 93,100      $ 24,644      $117,891
                         =======     =======       =======       =======








































The accompanying notes to consolidated financial statements are an integral part of this statement.


TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $22,557,000 at June 30, 1995 and $20,870,000 at December 30, 1994. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $1,761,000 at June 30, 1995 and $2,069,000 at December 30, 1994. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                               June 30,   December 30,
                                               1995          1994
                                             -------------------------
                                                 (in thousands)

     Raw materials                          $  37,059    $  39,092
     Work-in-process                            4,331        3,640
     Finished goods                            33,286       28,168
                                             --------     --------
          Total                             $  74,676    $  70,900
                                             ========     ========


NOTE 2 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                               June 30,   December 30,
                                               1995          1994
                                             -------------------------
                                                 (in thousands)

     Mortgages payable                         $   9,115   $   9,915

     Senior Notes, 10 1/2% due 8-1-2003          160,000     160,000
                                                --------    --------
                                                 169,115     169,915

     Less:  Current portion of long-term debt     (1,432)     (1,527)
                                                --------    --------
                                               $ 167,683   $ 168,388
                                                ========    ========

     Letters of credit outstanding at June 30, 1995 were $8.3 million and $9.8 million at December 30, 1994 under a facility pursuant to which they can be renewed or replaced.

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

     Based on the Company's operations through June 30, 1995, the amount of Restricted Payments that the Company could make under the Indenture was $20,938,000.

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

Credit Facility:

     The Company has entered into the Credit Facility, which provides for up to $70 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At June 30, 1995, the Company had no borrowings under the Credit Facility and had $61.7 million of borrowing capacity under this facility. Borrowings under the Credit Facility bear interest at the agent's prime rate plus 1% (10.0% at June 30, 1995) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The Credit Facility expires on August 4, 1996.

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

     The Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At June 30, 1995, the Company was in compliance with all financial covenants.

     The Credit Facility specifies a number of events of default including, among others, the failure to make timely payments of principal, fees, and interest, the failure to perform the covenants contained therein, the failure of representations and warranties to be true, the occurrence of a "change of control" (as defined in the Credit Facility, to include, among other things, the ownership by any person or group of more than 25% (or, in case of The TCW Group, Inc. and its affiliates, 50%) of the total voting securities of the Company), and certain impairments of the security for the Credit Facility.
The Credit Facility also contains a cross-default to other indebtedness of the Company aggregating more than $2,000,000 and certain customary bankruptcy, insolvency and similar defaults. Upon the occurrence of an event of default under the Credit Facility, at least three of the lenders holding at least 60% in amount of the principal indebtedness outstanding under the Credit Facility may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of certain bankruptcy, insolvency or similar defaults.

     The Credit Facility generally prohibits the Company from prepaying the Senior Notes whether the prepayment would result from the redemption of the Senior Notes, an offer by the Company to purchase the Senior Notes following a change of control or a sale or other disposition of assets, or the acceleration of the due date for payment of the Senior Notes.

     Mortgages payable represent primarily various Industrial Revenue Bond
(IRB) notes. The IRB notes vary in interest rate, with several notes dependent upon the prime rate. At June 30, 1995 and December 30, 1994 the interest rates ranged up to 9.0%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.

NOTE 3 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                               June 30,   December 30,
                                               1995         1994
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  22,680    $  22,511
          Trademark                            11,607       11,764
          Other                                 8,644        8,527
                                             --------     --------
             Total                          $  42,931    $  42,802
                                             ========     ========

     Deferred Tax Asset:
          Other                                 4,236        3,322
                                             --------     --------
             Total                          $   4,236    $   3,322
                                             ========     ========

     The provision for income taxes consists of the following:

                                                  Six Months Ended
                                                --------------------
                                                  June 30,    July 1,
                                                  1995        1994
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   6,831   $  4,497
          State and local                             856        552
                                                 --------    -------
                                                $   7,687   $  5,049
                                                 ========    =======

     Deferred:
          Federal                               $    (645)  $    425
          State and local                             (79)        52
                                                 --------    -------
                                                $    (724)  $    477
                                                 ========    =======
     Total                                      $   6,963   $  5,526
                                                 ========    =======

     The tax provision for the periods ending June 30, 1995 and July 1, 1994 is 38.8% and 40.9% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:


                                                  Six Months Ended
                                                --------------------
                                                  June 30,   July 1,
                                                  1995        1994
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  6,285     $ 4,733

     State and local taxes                           772         582

     Amortization of goodwill                        299         299

     Other book to tax differences (net)            (393)        (88)
                                                 -------      ------

                                                $  6,963     $ 5,526
                                                 =======      ======








MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the six months ended June 30, 1995 were $223.8 million compared to $197.6 million for the six months ended July 1, 1994, representing a 13.2% increase.

     Cabinet Division sales were up 28.2% over those of the same period in 1994.

     Hardwood Floors sales for the six months ended June 30, 1995 increased 6.8% over the comparable period in 1994.

     Net sales for the three months ended June 30, 1995 were $116.6 million compared to $106.9 million for the three months ended July 1, 1994, representing a 9.1% increase.

GROSS PROFIT

     Gross profit for the six months ended June 30, 1995 amounted to $58.7 million, or 26.3% of net sales, compared to $51.5 million or 26.1% of net sales in the same period in 1994.

     Gross profit for the three months ended June 30, 1995 were $30.8 million or 26.4% of net sales, compared to $29.4 million or 27.5% of net sales in the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $30.9 million for the six months ended June 30, 1995 compared to $27.7 million for the six months ended July 1, 1994. As a percent of net sales, selling, general and administrative expenses were 13.8% for the six months ended June 30, 1995, compared to 14.0% for the same period in 1994.

     Selling, general and administrative expenses amounted to $15.4 million or 13.2% of net sales for the three months ended June 30, 1995 compared to $14.6 million or 13.7% of net sales for the three months ended July 1,1994.

OPERATING INCOME

     Operating income for the six months ended June 30, 1995 was $27.1 million compared to $23.1 million for the six months ended July 1, 1994. The increased operating income in the first six months of 1995 compared to the same period in 1994 was attributable to higher net sales and improved operating margins.

     Operating income for the three months ended June 30, 1995 was $15.0 million compared to $14.5 million in the same period in 1994.

INTEREST EXPENSE

     Interest expense for the six months ended June 30, 1995 was $9.2 million compared to $9.5 million for the six months ended July 1, 1995.

     Interest expense for the three months ended June 30, 1995 was $4.6 million, the same as the three month period ended July 1, 1994.




NET INCOME

     Net income for the six months ended June 30, 1995 was $11.0 million or $0.75 per share compared to $8.0 million or $0.55 per share for the six months ended July 1, 1994. The 1995 period benefited from higher net sales and operating income.

     Net income for the three months ended June 30, 1995 was $6.5 million or $0.44 per share compared to $5.9 million or $0.40 per share for the three months ended July 1, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1995, cash decreased by $.9 million. Cash provided from operating activities was $2.7 million and cash received from the reimbursement of construction deposits was $1.8 million. Cash of $4.5 million was used for additions to property, plant and equipment and $.8 million for long-term debt payments.

     On June 30, 1995, the Company had working capital of $107.6 million or 28.9% of total assets, and $61.7 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and planned capital expenditures for the foreseeable future.

     During the first six months of 1995 there were declines in several economic indicators which impact the Company's industry, including single-family housing starts, sales of existing homes, and the level of consumer confidence. These trends are cause for concern about the strength of the economy in the second half of 1995. Management has taken precautionary measures in the Company's operations to minimize the impact of these trends on the Company's business.


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       4.5    -  Admendment No. 5 to the Credit Agreement
                                 dated as of June 1, 1995.

                       27     -  Financial Data Schedule for the six month
                                 interim period ended June 30, 1995.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended June 30, 1995.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  August 11, 1995          By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  August 11, 1995          By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)






15