Form 10-Q
period 1995-09-29
TRIANGLE PACIFIC CORP
filed 1995-11-13
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 29, 1995
                               --------------------------------------------
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number:              0-22138
                        ---------------------------------------------------

                               Triangle Pacific Corp.
---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                                    Delaware
---------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

                                   94-2998971
---------------------------------------------------------------------------
                  (I.R.S. Employer Identification No.)

  16803 Dallas Parkway, Dallas, Texas                        75248
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (214) 931-3000
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

                  14,663,365 Shares on September 29, 1995



                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the nine months ended September 29, 1995
     and September 30, 1994 and for the three months
     ended September 29, 1995 and September 30, 1994               4

     Consolidated Balance Sheets
     September 29, 1995 and December 30, 1994                      5

     Consolidated Statements of Cash Flows
     for the nine months ended September 29, 1995
     and September 30, 1994                                        7

     Consolidated Statement of Changes in
     Shareholders' Investment for the nine months
     ended September 29, 1995                                      8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         13


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15






















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Nine Months ended September 29, 1995





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair presentation of financial position and results of operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of December 30, 1994.




                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                  Nine Months Ended      Three Months Ended
                                --------------------    --------------------
                                Sept. 29,   Sept. 30,   Sept. 29,   Sept. 30,
                                  1995        1994        1995        1994
                                --------    --------    -------     --------

Net sales                      $ 339,539   $ 301,864   $ 115,738   $ 104,236
                                --------    --------    --------    --------
Costs and expenses:

     Cost of sales               252,859     222,158      87,797      76,060
     Selling, general
       and administrative         45,213      42,125      14,352      14,405

     Amortization of goodwill      1,140       1,140         380         380

     Interest                     13,656      14,235       4,496       4,713
                                --------    --------    --------    --------

                                 312,868     279,658     107,025      95,558
                                --------    --------    --------    --------

Income before income taxes        26,671      22,206       8,713       8,678

Provision for income taxes        10,297       8,987       3,334       3,461
                                --------    --------    --------    --------

Net income                     $  16,374   $  13,219   $   5,379   $   5,217
                                ========    ========    ========    ========



Net income per share           $    1.11   $    0.90   $    0.36   $    0.35
                                ========    ========    ========    ========

Weighted average shares
  outstanding                     14,774      14,717      14,838      14,719




The accompanying notes to consolidated financial statements are an integral part of these statements.


                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                  September 29,   December 30,
                                                       1995          1994
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  17,355      $  24,906

   Receivables (net of allowances of $2,798
    and $2,857 respectively)                          55,285         43,303

   Inventories                                        77,381         70,900

   Prepaid expenses                                    4,638          3,934
                                                    --------       --------

     Total current assets                            154,659        143,043
                                                    --------       --------

Property, plant and equipment
   Land                                               12,003         12,003

   Buildings                                          45,044         43,452

   Equipment, furniture and fixtures                  85,409         79,568
                                                    --------       --------

                                                     142,456        135,023

   Less:  accumulated depreciation                    27,855         21,110
                                                    --------       --------

                                                     114,601        113,913

Other assets:
   Goodwill                                           55,477         56,617

   Trademark                                          29,333         29,933

   Other                                              11,103         13,237

   Deferred financing costs                            5,658          6,708
                                                    --------       --------

Total assets                                       $ 370,831      $ 363,451
                                                    ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                 September 29,    December 30,
                                                     1995            1994
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $     576      $   1,527

   Accounts payable                                  16,632         17,723

   Accrued liabilities                               23,996         28,112

   Income taxes payable                               1,606          1,327
                                                   --------       --------

     Total current liabilities                       42,810         48,689
                                                   --------       --------

Long-term debt, net of current portion              166,316        168,388
                                                   --------       --------

Deferred income taxes                                38,435         39,480
                                                   --------       --------

     Total liabilities                              247,561        256,557
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,663,365 at September 29, 1995 and
     14,662,609 at December 30, 1994                    147            147

   Additional paid-in capital                        93,100         93,098

   Retained earnings                                 30,023         13,649
                                                   --------       --------

Total shareholders' investment                      123,270        106,894
                                                   --------       --------

Total liabilities and shareholders' investment    $ 370,831      $ 363,451
                                                   ========       ========









The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                        Nine Months Ended
                                                      --------------------
                                                       Sept. 29,  Sept. 30,
                                                         1995       1994
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $  16,374   $  13,219
  Adjustments:
    Depreciation                                         6,755       6,113
    Deferred income taxes                               (1,045)     (1,855)
    Amortization of goodwill and trademark               1,740       1,740
    Amortization of deferred financing costs             1,071       1,074
    Provision for doubtful accounts                        449         609
Changes in assets and liabilities:
    Receivables                                        (12,431)     (6,788)
    Inventories                                         (6,481)     (4,354)
    Prepaid expenses                                      (704)       (248)
    Other assets                                           335       2,143
    Accounts payable                                    (1,091)      3,747
    Accrued liabilities                                    840       6,643
    Accrued liabilities - interest                      (4,957)     (3,171)
    Income taxes payable                                   279       2,732
                                                      --------    --------
Net cash provided by operating activities                1,134      21,604
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (7,448)    (10,325)
  Proceeds from sale of property, plant & equipment          5         605
  Construction deposits                                      -      (1,962)
  Acquisition of Premier Wood Floors                         -      (5,123)
                                                       --------    -------
Net cash used in investing activities                   (7,443)    (16,805)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                                  -       7,048
  Long-term debt payments                               (3,024)     (1,178)
  Exercise of stock options                                  2          45
  Refinancing costs                                          -         (14)
  Reimbursement of construction deposits                 1,780           -
                                                      --------    --------
Net cash provided by financing activities               (1,242)      5,901
                                                      --------    --------
Net increase (decrease) in cash                      $  (7,551)  $  10,700

Cash and cash equivalents, beginning  of period         24,906         785
                                                      --------    --------

Cash and cash equivalents, end of period             $  17,355   $  11,485
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $  18,122   $  17,079

    Income taxes                                        12,529       4,982



The accompanying notes to consolidated financial statements are an integral part of these statements.
                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                       FOR THE NINE MONTHS ENDED September 29, 1995
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 December 30, 1994      $    147    $ 93,098      $ 13,649      $106,894

Net income                     -           -        16,374        16,374

Exercise of stock
 options                       -           2             -             2
                         -------     -------       -------       -------
Balance,
 September 29, 1995     $    147    $ 93,100      $ 30,023      $123,270
                         =======     =======       =======       =======








































The accompanying notes to consolidated financial statements are an integral part of this statement.


TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $22,810,000 at September 29, 1995 and $20,870,000 at December 30, 1994. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,061,000 at September 29, 1995 and $2,069,000 at December 30, 1994. Raw
materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              Sept. 29,    Dec. 30,
                                               1995          1994
                                             -------------------------
                                                 (in thousands)

     Raw materials                          $  29,935    $  39,092
     Work-in-process                            4,028        3,640
     Finished goods                            43,418       28,168
                                             --------     --------
          Total                             $  77,381    $  70,900
                                             ========     ========


NOTE 2 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                                Sept. 29,    Dec. 30,
                                               1995          1994
                                             -------------------------
                                                 (in thousands)

     Mortgages payable                         $   6,892   $   9,915

     Senior Notes, 10 1/2% due 8-1-2003          160,000     160,000
                                                --------    --------
                                                 166,892     169,915

     Less:  Current portion of long-term debt       (576)     (1,527)
                                                --------    --------
                                               $ 166,316   $ 168,388
                                                ========    ========

     Letters of credit outstanding at September 29, 1995 were $8.2 million and $9.8 million at December 30, 1994 under a facility pursuant to which they can be renewed or replaced.

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

     Based on the Company's operations through September 29, 1995, the amount of Restricted Payments that the Company could make under the Indenture was $23,627,000.

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

Credit Facility:

     The Company has entered into the Credit Facility, which provides for up to $70 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At September 29, 1995, the Company had no borrowings under the Credit Facility and had $61.8 million of borrowing capacity under this facility. Borrowings under the Credit Facility bear interest at the agent's prime rate plus 1% (9.75% at September 29, 1995) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The Credit Facility expires on August 4, 1996.

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

     The Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At September 29, 1995, the Company was in compliance with all financial covenants.

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

     Mortgages payable represent primarily various Industrial Revenue Bond
(IRB) notes. The IRB notes vary in interest rate. At September 29, 1995, the interest rates ranged up to 9 3/4% and at December 30, 1994 the interest rates ranged up to 9.0%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.

NOTE 3 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              Sept. 29,    Dec. 30,
                                               1995         1994
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  23,006    $  22,511
          Trademark                            11,528       11,764
          Other                                 8,286        8,527
                                             --------     --------
             Total                          $  42,820    $  42,802
                                             ========     ========

     Deferred Tax Asset:
          Other                                 4,385        3,322
                                             --------     --------
             Total                          $   4,385    $   3,322
                                             ========     ========

     The provision for income taxes consists of the following:

                                                 Nine Months Ended
                                                --------------------
                                                 Sept. 29,   Sept. 30,
                                                  1995        1994
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   9,850   $  6,737
          State and local                           1,273        828
                                                 --------    -------
                                                $  11,123   $  7,565
                                                 ========    =======

     Deferred:
          Federal                               $    (736)  $  1,266
          State and local                             (90)       156
                                                 --------    -------
                                                $    (826)  $  1,422
                                                 ========    =======
     Total                                      $  10,297   $  8,987
                                                 ========    =======

     The tax provision for the periods ending September 29, 1995 and September 30, 1994 is 38.6% and 40.5% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:


                                                 Nine Months Ended
                                                --------------------
                                                 Sept. 29,  Sept. 30,
                                                   1995       1994
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  9,335     $ 7,772

     State and local taxes                         1,147         955

     Amortization of goodwill                        448         448

     Foreign Sales Corporation                      (209)          -

     Other book to tax differences (net)            (424)       (188)
                                                 -------      ------

                                                $ 10,297     $ 8,987
                                                 =======      ======








MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the nine months ended September 29, 1995 were $339.5 million compared to $301.9 million for the nine months ended September 30, 1994, representing a 12.5% increase. Cabinet division sales for the nine months ended September 29, 1995, were up 26.8% over those of the same period in 1994. Hardwood Floors sales for the nine months ended September 29, 1995 increased 6.8% over the comparable period in 1994.

     Net sales for the three months ended September 29, 1995 were $115.7 million compared to $104.2 million for the three months ended September 30, 1994, representing a 11.0% increase. Cabinet division sales for the three months ended September 29, 1995, were up 24.2% over those of the same period in 1994. Hardwood Floors sales for the three months ended September 29, 1995, were up 6.7% over those of the comparable period in 1994.

GROSS PROFIT

     Gross profit for the nine months ended September 29, 1995 amounted to $86.7 million, or 25.5% of net sales, compared to $79.7 million or 26.4% of net sales in the same period in 1994. The major factors impacting gross profit are pricing concessions required to meet competitive conditions in the hardwood floors group, increased cost of materials for which the major cost is lumber, offset to a degree by improved absorption of overhead in the cabinet group.

     Gross profit for the three months ended September 29, 1995 were $27.9 million, or 24.1% of net sales compared to $28.2 million, or 27.0% of net sales in the same period in 1994. As discussed in the previous paragraph, lower selling prices for hardwood floors, some increased costs for materials of which lumber is the major component and which were offset in part by improved overhead absorption in the cabinet group accounted for the decline in gross profit in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $45.2 million for the nine months ended September 29, 1995 compared to $42.1 million for the nine months ended September 30, 1994. As a percent of net sales, selling, general and administrative expenses were 13.3% for the nine months ended September 29, 1995 compared to 14.0% for the same period in 1994.

     Selling, general and administrative expenses amounted to $14.4 million, or 12.5% of net sales, for the three months ended September 29, 1995 compared to $14.4 million, or 13.8% of net sales, for the three months ended September 30, 1994.

OPERATING INCOME

     Operating income for the nine months ended September 29, 1995 was $40.3 million compared to $36.4 million for the nine months ended September 30, 1994.

     Operating income for the three months ended September 29, 1995 was $13.2 million compared to $13.4 million in the same period in 1994.





INTEREST EXPENSE

     Interest expense for the nine months ended September 29, 1995 was $13.7 million compared to $14.2 million for the nine months ended September 30, 1994.

     Interest expense for the three months ended September 29, 1995 was $4.5 million compared to $4.7 million for the same period in 1994.

NET INCOME

     Net income for the nine months ended September 29, 1995 was a record $16.4 million, or $1.11 per share, a 23.9 percent increase over last years' $13.2 million, or $0.90 per share. The 1995 period benefited from higher net sales and operating income.

     Net income for the three months ended September 29, 1995 was a record $5.4 million, or $0.36 per share, compared to $5.2 million, or $0.35 per share, for the three months ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 29, 1995, cash decreased by $7.6 million. Cash provided from operating activities was $1.1 million and cash received from the reimbursement of construction deposits was $1.8 million. Cash of $7.4 million was used for additions to property, plant and equipment and $3.0 million was applied to long-term debt payments.

     On September 29, 1995, the Company had working capital of $111.8 million, or 30.2% of total assets, and $61.8 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and planned capital expenditures for the foreseeable future.


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re computation of per share
                                 earnings.

                       27     -  Financial Data Schedule for the nine month
                                 interim period ended September 29, 1995.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended September 29, 1995.









SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date   November 13, 1995        By:  /s/ M. Joseph McHugh
      ------------------        -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:   November 13, 1995       By:  /s/ Robert J. Symon
      -------------------       -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)




                                                                 EXHIBIT 11

                           TRIANGLE PACIFIC CORP.
                      COMPUTATION OF NET INCOME PER SHARE

                              NINE MONTHS ENDED          THREE MONTHS ENDED
                            ----------------------     ----------------------
                             SEPT. 29,    SEPT. 30,    SEPT. 29,   SEPT. 30,
                               1995         1994         1995        1994
                            ----------   ----------   ----------   ----------
Net Income                 $16,374,000  $13,219,000  $ 5,379,000  $ 5,217,000
                            ==========   ==========   ==========   ==========
Shares outstanding
 beginning of
 period                     14,662,609   14,647,607   14,663,365   14,661,329

Weighted average number
 of shares issued from
 exercise of stock options         504       11,242            -        1,280
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding      14,663,113   14,658,849   14,663,365   14,662,609

Shares issuable from assumed
 exercise of stock options,
 reduced by the  number of
 shares which could have
 been purchased with the
 proceeds from exercise of
 such options                  110,898       58,046      174,910       56,728
                            ----------   ----------   ----------   ----------
Weighted average  number
 of shares  outstanding as
  adjusted                  14,774,011   14,716,895   14,838,275   14,719,337
                            ==========   ==========   ==========   ==========

Primary income per common
 and common equivalent
 share                     $      1.11  $      0.90  $      0.36  $      0.35
                            ==========   ==========   ==========   ==========
Assuming full dilution:

Weighted average number
 of shares outstanding      14,663,113   14,658,849   14,663,365   14,662,609

Shares issuable from
 assumed exercise of
 stock options reduced
 by the number of shares
 which could have been
 purchased with the
 proceeds from exercise
 of such options               173,057       58,557      174,910       58,557
                            ----------   ----------   ----------   ----------

Weighted average number
 of shares outstanding as
 adjusted                   14,836,170   14,717,406   14,838,275   14,721,166
                            ==========   ==========   ==========   ==========

Fully diluted income per
 common and common
 equalivalent share        $      1.10  $      0.90  $      0.36  $      0.35
                            ==========   ==========   ==========   ==========



14