Form 10-K
period 1995-12-29
TRIANGLE PACIFIC CORP
filed 1996-03-28
CIK 230602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended             December 29, 1995
                         ----------------------------------------------
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                    to
                               ------------------    ------------------

Commission File Number:              0-22138
                        -----------------------------------------------

                          Triangle Pacific Corp.
-----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Delaware                                  94-2998971
-----------------------------------------------------------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                     Identification No.)

           16803 Dallas Parkway, Dallas, Texas                  75248
-----------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (214) 887-2000
                                                   --------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 1996, the aggregate market value of the registrant's common stock held by non-affiliates was $244,034,830.

     The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 1, 1996: Common Stock - 14,664,465 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates certain information by reference from the registrant's Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held May 1, 1996.


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

     The Company filed two registration statements with the Securities and Exchange Commission in 1993 and sold to the public 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003 (collectively, "the Offerings"). The net proceeds of the Offerings together with borrowings under a new $90 million credit facility were used (i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes.

     The Company's operations are conducted through a single business segment which consists of the manufacture and distribution of building products. The Company through its Hardwood Floors Division produces hardwood flooring and related products and through its Cabinet Division manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. The Company's products are also used for commercial applications such as retail stores and restaurants. The Company's business is seasonal, with demand for its products generally highest between April and November.

     Presented below is a summary of sales results for each of the fiscal years 1991 through 1995.

                     1995      1994      1993      1992      1991
                    ----------------------------------------------
                                    (in millions)
Net Sales:

 Hardwood
  Floors Division  $ 261.8   $ 244.0   $ 202.0   $ 152.9   $ 117.2

 Cabinet Division    183.2     146.5     125.6     123.2     125.1

 Building Products
  Division            16.1      21.5      20.7      19.2      16.2

 Intracompany
  sales*              (2.2)     (1.8)     (2.0)     (2.5)     (2.4)
                    ------    ------    ------    ------    ------
 Total Net Sales   $ 458.9   $ 410.2   $ 346.3   $ 292.8   $ 256.1
                    ======    ======    ======    ======    ======
     *Represents intracompany sales from the Cabinet Division to the Building Products Division which are eliminated in consolidation.




Bruce, Premier, Sterling, Kennedale, Natural Reflections, Traffic Zone, Traffic Zone Elite, CrystalGuard, Coronet, Vantage, Aspen, Tamarisk, TriPac, IXL and Classic Bath Products are trademarks or registered trademarks of Triangle Pacific Corp.

Hardwood Floors Division
------------------------

     The Company's Hardwood Floors Division is the largest and best known manufacturer of hardwood flooring in the world. The Company produces a complete line of hardwood flooring products and believes that it is generally recognized for its superior quality and service. The Company believes the Bruce name is one of the most recognized brand names in the floorcovering industry.

Industry Overview

     Hardwood flooring competes primarily with carpet, vinyl and ceramic tile in the floorcovering market. The Company believes that the principal competitive factors in the floorcovering market are aesthetic appeal, price, durability and ease of installation and maintenance.

     Sales of hardwood flooring have grown from 2.9% of total United States floorcovering sales in 1982 to an estimated 7% of estimated total United States floorcovering sales in 1995. The Company believes that the growth of hardwood flooring sales is due to increased consumer preference for the aesthetic appeal of hardwood flooring and technological advances in the production, installation and maintenance of hardwood flooring, which allows wood flooring to compete favorably in total cost to other flooring products.

Products and Product Development

     The Company offers approximately 100 varieties of flooring products in four basic categories - 3/4" thick solid strip and plank, 3/8" thick laminated strip, plank and parquet and 5/16" thick solid strip and parquet
- in unfinished and a variety of pre-finished styles and colors. The Company's hardwood flooring products are generally available in various widths and lengths and are differentiated in terms of quality and price based primarily on whether the product is finished or unfinished and on the grade of the raw materials used to produce the product.

     The Company has been a leader in developing a wide variety of new flooring products, including (i) 5/16" thick solid parquet flooring, (ii) 3/8" thick laminated flooring, (iii) 3/8" thick laminated, square-edge, pre-finished flooring, (iv) 3/8" thick acrylic-impregnated flooring for commercial applications (all of the above for glue-down installation), (v) 3/4" thick square-edge, pre-finished flooring and (vi) most recently, 5/16" thick solid strip flooring. The Company believes that new product development has enabled it to increase its sales and has contributed to the overall growth of hardwood flooring since the mid-1970s. The Company's product innovations have made hardwood flooring a viable alternative for a variety of floorcovering applications.

     The Company has been instrumental in the development of thinner hardwood flooring products which can be glued to the concrete slab foundations increasingly used in new home construction. Installation of 3/4" thick hardwood flooring over concrete slabs requires the construction of a false floor above the slab to which the hardwood flooring can be nailed, thereby increasing installation time and expense. The Company has developed 5/16" thick flooring products, which can be glued to wood or concrete slab foundations, eliminating the need for a false floor. The development of 3/8" thick laminated flooring (consisting of multiple layers of oak veneer, glued and pressed together), which can be glued to a wood or concrete sub-floor, further expanded the uses for hardwood flooring. The dimensional stability of laminated flooring permits its installation in kitchens and basements where the presence of moisture had previously rendered hardwood flooring impractical.

     In 1995, the Company introduced Natural Reflections, a 5/16" thick solid oak pre-finished strip. This was developed as an alternative to the traditional 3/4" thick unfinished strip that is the primary commodity product of the hardwood flooring industry. This thinner strip offers many benefits. It approximately doubles the yield of product from raw material, saving resources by using fewer trees in the manufacturing process.
Because it contains less than half the wood in a traditional 3/4" thick strip, it is less expensive to make, less expensive to ship, and easier and faster to install.

     Also in 1995, the Company introduced a new product group, high performance laminate flooring. This product, which is called Traffic Zone, features a CrystalGuard melamine wear-layer surface over a high-density fiberboard core. It offers superior wear characteristics in a variety of overlays that simulate fine wood finishes as well as marble, granite, and other materials. Traffic Zone is designed for consumers who want highly durable easy-care hard surface floorcovering as an alternative to sheet vinyl, vinyl tile and carpet. In addition to a residential product line of 24 styles and colors, the Company also offers a commercial-grade version called Traffic Zone Elite, which provides even greater durability for high-traffic areas.

Manufacturing

     The Company manufactures its 3/4" thick solid oak hardwood flooring products at its plants in Nashville, and Jackson, Tennessee; Beverly, West Virginia, and West Plains, Missouri. The Beverly, West Virginia plant also produces 5/16" thick solid strip prefinished flooring. The Company manufactures its 3/8" thick laminated hardwood flooring products at its plants in Center, Texas, Port Gibson, Mississippi and Statesville, North Carolina. The Center plant produces sufficient 1/8" thick oak veneer to supply approximately one-half of its veneer requirements. The Port Gibson, Mississippi plant supplies most of the remainder of the Center plant's veneer requirements and a portion of the veneer requirements for the Statesville plant for the production of 3/8" thick laminated products. The Company manufactures its 5/16" thick solid parquet products at its plant in Jackson, Tennessee in addition to its production of 3/4" thick product.

     The Company's continuous advances in the area of technology and manufacturing are the basis for its ability to improve yields from raw material and make products that are more appealing to consumers, easier to install, and more cost competitive. This year again, the Company made even greater improvements in labor efficiency and productivity as it sought ways to counter the difficult economic and market conditions.

     The 1994 expansion of its Beverly, West Virginia, and Port Gibson, Mississippi, plants gave the Company additional manufacturing capacity, along with the acquisition of Premier Wood Floors in Statesville, North Carolina. Following the acquisition, the Company improved productivity in Premier's operations and broadened the Premier product line to include 3/4" thick solid strip and 5/16" thick solid parquet. At all plants, further efficiencies were achieved. The expanded capacities and improvements allowed the Company to postpone plans for further plant expansion until the second half of 1996 while retaining its ability to meet sales goals.



     The following table sets forth certain information concerning the manufacturing facilities operated by the Hardwood Floors Division.

                    Owned/
Location            Leased           Product
--------            ------    ------------------------
Nashville, TN        Owned    3/4" thick strip and plank;
                              pre-finished, unfinished

West Plains, MO      Owned    3/4" thick strip; pre-finished,
                              unfinished

Beverly, WV (1)      Leased   5/16" thick solid strip;
                              pre-finished
                              and 3/4" thick strip;
                              pre-finished, unfinished

Jackson, TN (2)      Owned    5/16" thick solid parquet;
                              pre-finished, unfinished
                              3/4" thick strip; unfinished

Center, TX (3)       Owned    3/8" thick laminated strip,
                              plank and parquet; pre-finished,
                              unfinished

Port Gibson, MS (3)  Owned    3/8" thick laminated strip,
                              plank and parquet; pre-finished,
                              unfinished

Statesville, NC      Owned    3/8" thick laminated strip,
                              plank, prefinished, unfinished


------------------
(1) During 1995, the operating lease agreement was amended to allow for a purchase option of $1 until 2018. The Company recorded the present value of the remaining future minimum lease payments as a capitalized lease asset and related capitalized lease obligation.

(2) The Jackson plant also manufactures dimension parts used by the Cabinet Division in cabinet production. See "- Cabinet Division - Manufacturing" below.

(3) The Center and Port Gibson plants also produce 1/8" thick veneer, which is used in the manufacture of 3/8" thick laminated products at these plants and at the Statesville, N.C. plant.

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

     Purchased lumber is stacked for drying in the open air for 90 to 120 days, and then placed in dry kilns for approximately five to seven days to reduce moisture content. Where necessary, the Company operates pre-drying kilns, which shorten the required open-air drying time. The Company's drying processes are another important determinant of satisfactory product yields. Following drying, the flooring-grade lumber is cut into various sizes of strip, plank and parquet flooring. The products are then sanded and, in most cases, beveled. A majority of the Company's products are pre-finished with a urethane or combination stain and wax finish. Pre-finished products are more durable and do not require a time-consuming sanding and finishing process at the installation site. The Company also treats a portion of its 3/8" thick laminated product with an acrylic impregnating process to produce its Wear Master line of commercial flooring. The Statesville, N.C. plant purchases veneer from outside sources and also obtains veneer from the Port Gibson plant, which is converted into laminated products.

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

Sales

     The Hardwood Floors Division sells its products to over 100 independent wholesale floorcovering distributors located throughout the United States and a number of other countries. Most distributors handle a diverse line of floorcovering products in addition to hardwood flooring. The Company's distributors sell their products to retail floorcovering dealers, installation contractors, builders, remodelers and retail home center stores. The Company believes that new home construction and remodeling account for approximately 40% and 60%, respectively, of its hardwood flooring sales.

     The Bruce trademark is a valuable asset because of its significant brand name recognition. Based on independent surveys, the Company believes that the Bruce name is one of the highest recognized consumer brand names of any floorcovering product. Sales and marketing efforts for Bruce Hardwood Floors are designed to heighten Bruce's brand name recognition among end users. The Company advertises its Bruce flooring products in national and regional publications including House Beautiful, Better Homes and Gardens, Sunset, Southern Living and others.

     The Company has developed Bruce product displays, more than 20,000 of which have been placed in floorcovering dealer showrooms across the U.S. These product displays are available in a variety of sizes designed to accommodate the varying floor spaces available in dealer showrooms. The Company has also developed marketing programs specifically tailored to retail home center stores and commercial users and has developed displays to demonstrate the ease of do-it-yourself installation of hardwood floors. The do-it-yourself installation displays have been placed in floorcovering retailers, lumber yards, home centers and other do-it-yourself specialty stores. Management believes that both the product displays and the do-it-yourself installation displays are important sales promotion devices.

     The Company operates a training facility at its Nashville plant to give its Bruce floorcovering distributors, dealers and contractors, training in the sale, installation and maintenance of hardwood floors. Providing this training results in better educated resellers and installers, which the Company believes should enhance their ability to sell more Bruce products and improve consumer satisfaction with the installed products.

     The Hardwood Floors Division currently employs 50 salespersons who are assigned geographical sales territories. In addition to making direct sales to independent distributors, the sales force assists distributors in broadening their market penetration by making joint sales calls on dealers, conducting installation training for distributors and their customers, and advising on the use of advertising and special product promotions. Salespersons earn bonuses, in addition to their salaries, based on volume and sales mix.





Competition

     While the Hardwood Floors Division is currently the largest manufacturer of hardwood flooring in the world it is a small part of the highly competitive floor covering market. The floor covering market includes companies which are substantially larger in sales and financial resources then the Company. Also,the domestic floor covering industry is facing greater competition from imported flooring products.

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

     During the latter part of 1994 and throughout 1995, the Company revamped its product line to improve marketability and mix of offerings. Among the many innovations that have emerged from this effort is a new line called Coronet, which is made of Plantation hardwood from Malaysia. Months of testing and research preceded the use of this new raw material, which produces an end product of the same durability and styling as its other woods, but which can be sold at a lower price point. The Company also completed the introduction of the Vantage Collection of melamine laminate products, aimed primarily at the multi-family housing market. With 24 product choices and five different price points, the Vantage Collection offers builders a wide variety of styles and prices. In its continuing effort to offer more value to builders and end-users, the Company introduced the Aspen Collection, a line of thermofoil-process products which feature high-quality vinyl laminates applied to fiberboard. Through innovative manufacturing techniques, the Company was able to produce a lower-priced version of this popular line, available in maple and white finishes, for the townhouse and single-family housing market.

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



     The following table sets forth certain information concerning the Company's cabinet manufacturing facilities:

                     Owned/
Location             Leased            Product
--------             ------     --------------------

Auburn, NE           Owned      Kitchen and bathroom
                                cabinets

Elizabeth City, NC   Owned      Bruce and IXL kitchen
                                and bathroom cabinets
                                and European frameless
                                cabinets

McKinney, TX         Owned      Kitchen and bathroom
                                cabinets

Morristown, TN (1)   Owned      Kitchen and bathroom
                                cabinets

Morristown, TN       Owned      Kitchen and bathroom
                                cabinets

Thompsontown, PA     Owned      Kitchen and bathroom
                                cabinets

Union City, IN       Owned      Kitchen and bathroom
                                cabinets


------------------
(1) This plant also produces finished end panels for certain other cabinet plants.

     The plants are primarily cabinet assembly operations. The plant inventories consist of raw materials, component parts and a limited amount of work-in-process. Raw materials utilized by the plants consist of sheet stock of plywood, particleboard or fiberboard, and component parts consist of dimension parts (front frame parts, doors and drawer fronts), finished end panels, finishing materials and hardware. In the cabinet assembly operations, front frame parts, doors and drawer fronts are sanded smooth and color stained and finished. Then, end panels, tops, bottoms and shelves are glued and stapled to the front frames, drawers are assembled to drawer fronts and hardware is attached. The completed cabinet is inspected, packed and staged for shipment.

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

Sales and Marketing

     The Company distributes its cabinets directly from the factories and also through 51 Company-operated distribution centers, including twelve new locations opened in 1995, in major markets across the country. These centers, which cater largely to builders and remodeling contractors, generate more than 50% of the Cabinet Division's total sales.

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

     The Cabinet Division has one of the largest sales forces in the cabinet industry, currently employing approximately 233 salespersons. The sales force makes direct sales and service calls on builders, independent distributors and retail home center stores, and offers kitchen design, cabinet installation and cabinet display and marketing advice to retail home center stores and independent distributors. Most sales personnel are affiliated with one of the Company's distribution centers and are responsible for sales to all customers within their sales area including sales of cabinets directly by the plant. The Cabinet Division maintains a competitive salary base and provides performance incentives by compensating its sales force with bonuses tied to volume and profitability.

Competition

     The Company is one of the largest manufacturers of kitchen and bathroom cabinets in the U.S.

     The cabinet industry is a mature, highly competitive, regionalized and highly fragmented industry with thousands of cabinet makers competing primarily on a local basis. There is a relatively high manual labor content in cabinet products. Because of the low capital requirements for cabinet assembly, it is relatively easy and inexpensive for small cabinet makers to enter the industry as manufacturing competitors. In addition, high transportation costs limit the area to which a manufacturer can ship cabinets and still remain competitive. This has led the Company, and more recently, some of its larger competitors, to open regional manufacturing plants and distribution centers. The Company's seven regional manufacturing plants and 51 Company-operated distribution centers are important factors in the Company's ability to maintain cost and price competitiveness with local and regional manufacturers.

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

Building Products Division
--------------------------

     Since 1969, the Company operated a general building materials distribution center in Beltsville, Maryland, which had offered a range of products including dimension lumber, millwork, pre-hung windows and doors, and kitchen and bathroom cabinets. As of January 1996, the Company elected to discontinue the sale of lumber, which had remained a low-profit item, and to consolidate the building products division into the Cabinet Division. Beginning with the first quarter of 1996, the financial results of this operation will be combined with those of the Cabinet Division. The Beltsville facility will continue to feature cabinets and a limited number of other products, which have been the major contributors to its sales.

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

Employees
---------

     As of December 29, 1995, the Company employed approximately 4,166 persons, of which 2,494 were employed by the Hardwood Floors Division, 1,529 by the Cabinet Division, and the remainder in the Company's headquarters and other operations. The Company has entered into collective bargaining agreements with hourly employees at three of its seven hardwood flooring plants, and three of its seven cabinet plants covering in the aggregate approximately 1,743 employees. Management considers its employee relations to be satisfactory.

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

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

     None.



Executive Officers of the Registrant
------------------------------------

     Set forth below as of March 1, 1996 are the names, ages and principal occupations of the executive officers of the Company, as well as certain other information concerning their business experience.

     Name and Positions held        Principal Occupation
     with the Company               and Other Information
     -----------------------        ---------------------

     Floyd F. Sherman               Mr. Sherman has served as Chairman
     Chairman of the Board of       of the Board and Chief Executive
     Directors, and Chief           Officer since July, 1992.  Prior to
     Executive Officer              November, 1994 he served as
                                    President of the Company since 1981.
                                    Prior to 1981, he served as
                                    Executive Vice President of the
                                    Company.  Mr. Sherman is 56 years
                                    old and became a director of the
                                    Company in 1982.

     M. Joseph McHugh               Mr. McHugh has served as President
     Director, President            and Chief Operating Officer of the
     and Chief Operating            Company since November, 1994.
     Officer                        Prior thereto, he served as Senior
                                    Executive Vice President and
                                    Treasurer of the Company since 1981.
                                    Prior to 1981, he served as
                                    Executive Vice President of the
                                    Company.  He became a director of
                                    the Company in 1986.  Mr. McHugh is
                                    also a director of Pillowtex
                                    Corporation.  He is 58 years old.

     Robert J. Symon                Mr. Symon has served as Executive
     Executive Vice President,      Vice President, Treasurer and
     Treasurer and Chief            Chief Financial Officer of the
     Financial Officer              Company since November, 1994.  Prior
                                    thereto, he served as Vice President
                                    - Controller of the Company since
                                    1978.  Mr. Symon is 64 years old and
                                    served as a director of the Company
                                    from December 1988 to June 1992.

     Darryl T. Marchand             Mr. Marchand has served as Vice
     Vice President, Secretary      President, Secretary and General
     and General Counsel            Counsel of the Company since 1986.
                                    Prior thereto, he served as Vice
                                    President - Legal of the Company
                                    from 1981 to 1986 and as Treasurer
                                    from February to August, 1981.  Mr.
                                    Marchand is 53 years old.

     Charles A. Engle               Mr. Engle has served as President of
     Vice President                 the Cabinet Division since January,
                                    1996.  Prior thereto, he served as Vice
                                    President of the Company since 1979.
                                    Mr. Engle is 52 years old.

     John W. Esch                   Mr. Esch has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been a
                                    division Controller of the Cabinet
                                    Division since 1977.  Mr. Esch is
                                    51 years old.





     James T. Fidler                Mr. Fidler has served as a Vice
     Vice President                 President of the Company since 1981.
                                    He has been Vice President-Operations
                                    since August, 1995.  Prior thereto, he
                                    was Director-Management Information
                                    Operations for the Company.  Mr. Fidler
                                    is 53 years old.

     Michael J. Kearins             Mr. Kearins has served as a Vice
     Vice President                 President of the Company since 1985.
                                    He had been a divisional Vice
                                    President of sales of the Bruce
                                    Hardwood Floors Division from
                                    December, 1983 to May, 1985.  He is
                                    primarily responsible for sales and
                                    marketing in the Bruce Hardwood
                                    Floors Division.  Prior to 1983, he
                                    had been a Regional Sales Manager of
                                    the Company.  Mr. Kearins is 49
                                    years old.

     E. Dwain Plaster               Mr. Plaster has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been a
                                    divisional Controller of the Bruce
                                    Hardwood Floors Division since 1977.
                                    Mr. Plaster is 46 years old.

     James E. Price                 Mr. Price has served as a Vice
     Vice President                 President of the Company since
                                    November, 1994.  He has been Vice
                                    President of manufacturing of the
                                    Bruce Hardwood Floors Division since
                                    March, 1993.  Prior thereto, he was
                                    General Manager of that division
                                    since 1984.  He had been a Plant
                                    Manager of the Company since 1979.
                                    Mr. Price is 53 years old.

     Allen Silver                   Mr. Silver has served as a Vice
     Vice President                 President of the Company since 1985.
                                    Prior to that time he had been a
                                    divisional Vice President of
                                    manufacturing of the Cabinet
                                    Division.  Mr. Silver is 56 years
                                    old.




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

                                          Market Price
          1994                           High      Low
          ----                          ------    ------
          First Quarter                 17-1/4    12-5/8
          Second Quarter                14-1/8    11-1/4
          Third Quarter                 14-3/8    11-1/2
          Fourth Quarter                13-7/8    11-3/4

          1995
          ----
          First Quarter                 14        11-7/8
          Second Quarter                17-3/8    12-7/8
          Third Quarter                 19-1/8    14-5/8
          Fourth Quarter                18-3/4    15-1/4

     B)   Approximate number of equity security holders (As of December
          29, 1995)

          Class of Security             Number of Record Holders
          -----------------             ------------------------

          Common Stock ($.01 par value)     1,700

     C)   Dividend Policy

     The Company has not declared or paid any dividends on its Common Stock. Management currently intends to retain future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is restricted under the terms of the bank credit facility and the indenture relating to the Company's 10 1/2% Senior Notes due 2003.



Item 6.    Selected Consolidated Financial Data
           ------------------------------------
           (In thousands, except per share amounts)

     The selected consolidated financial data of the Company presented below for the five fiscal years ended December 29, 1995 was derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included herein.

               Fiscal    Fiscal    Fiscal    Seven     Five      Fiscal
               year      year      year      months    months    year
               ended     ended     ended     ended     ended     ended
               Dec.      Dec.      Dec.      Jan.      Jun.      Jan.
INCOME          29,       30,       31,       1,        8,        3,
STATEMENT      1995      1994      1993      1993      1992(2)   1992(2)
DATA          ----------------------------------------------------------
Net sales    $458,868  $410,159  $346,296  $173,426  $119,417  $256,112
Cost of sales 342,348   300,160   269,360   137,413    90,991   204,026
              ----------------------------------------------------------
Gross profit  116,520   109,999    76,936    36,013    28,426    52,086
Selling,
 general and
 admin-
 istrative     60,841    57,928    44,213    27,179    19,404    41,597
Gain on
 insurance
 settlement         -         -         -    (1,350)   (3,624)        -
Amortization
 of goodwill    1,520     1,520     1,613       884     1,863     4,463
Interest       18,380    18,920    19,406    11,289    25,786    59,719
              ----------------------------------------------------------
Income (loss)
 before income
 taxes and
 extra-
 ordinary
 items         35,779    31,631    11,704    (1,989)  (15,003)  (53,693)
Provision
 (benefit) for
 income taxes  13,774    12,829     4,501      (940)        -   (10,028)
             -----------------------------------------------------------
Income (loss)
 before extra-
 ordinary
 items         22,005    18,802     7,203    (1,049)  (15,003)  (43,665)
Extraordinary
 items - gain
 from extin-
 guishment
 of debt            -         -         -         -   201,308         -
 - Loss from
 repayment of
 debt               -         -   (11,307)        -         -         -
             -----------------------------------------------------------
Net income
 (loss)      $ 22,005  $ 18,802  $ (4,104) $ (1,049) $186,305  $(43,665)
             ===========================================================

Per share
 data: (1)
Net income (loss)
 before
extraordinary
 items       $   1.49  $   1.28  $   0.74  $ (0.16)
Net income
 (loss)      $   1.49  $   1.28  $  (0.42) $ (0.16)

Weighted average
 shares out-
 standing      14,815    14,660     9,714    6,707



               Dec.      Dec.      Dec.      Jan.      June      Jan.
BALANCE         29,       30,       31,       1,        8,        3,
SHEET DATA     1995      1994      1993      1993      1992(2)   1992
              ---------------------------------------------------------
Working
 capital    $113,397  $ 94,354  $ 74,082  $ 53,480  $ 79,421  $  78,927
Total assets 399,815   363,451   326,545   302,259   323,563    453,105
Long-term
 debt, net
 of current
 maturities,
 and
 redeemable
 preferred
 stock       183,044   168,388   162,897   198,332   222,483    470,506
Common
 shareholders'
 investment  128,901   106,894    88,047    18,951    20,000   (121,081)

__________
(1) As the Company was a wholly-owned subsidiary of another company, earnings per share are not meaningful for the periods prior to June 8, 1992.
(2) In connection with the Company's June 8, 1992 Restructuring, the Company applied quasi-reorganization accounting procedures.





Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations
---------------------

     The following table sets forth selected information concerning the Company's results of operations for fiscal 1995, 1994 and 1993.

                                               Fiscal Year
                                    ----------------------------------
                                      1995         1994         1993
                                    ----------------------------------
                                          (Dollars in millions)
Net sales:
     Hardwood Floors Division       $ 261.8       $ 244.0      $ 202.0
     Cabinet Division                 183.2         146.5        125.6
     Building Products Division        16.1          21.5         20.7
     Intracompany sales                (2.2)         (1.8)        (2.0)
                                    -------      --------     --------
          Total net sales             458.9         410.2        346.3
                                    ========     ========     ========

Gross profit                           116.5        110.0         76.9
Selling, general and
     administrative expenses            60.8         57.9         44.2
Amortization of goodwill                 1.5          1.5          1.6
                                     -------      -------      -------
Operating income                    $   54.2     $   50.6     $   31.1
                                     =======      =======      =======

As a percent of net sales:
     Gross profit                       25.4%        26.8%        22.2%
     Selling, general and
          administrative expenses       13.2         14.1         12.8
     Operating income                   11.8         12.3          9.0

Fiscal Year 1995 Compared to Fiscal Year 1994
---------------------------------------------

     Record net sales for fiscal 1995 were $458.9 million, or 11.9% greater than the $410.2 million in net sales for fiscal 1994. This was in spite of housing starts in 1995 being 7.8% lower. Single-family starts were lower by 11.9%. Remodeling expenditures were flat and existing home sales were down 3.4%. Net sales for the Hardwood Floors Division increased 7.3% to $261.8 million from $244.0 million in the prior year. Unit sales of hardwood flooring products were up almost 10%.

     Cabinet Division net sales for 1995 were $183.2 million or an increase of 25.1% over 1994 net sales of $146.5 million. This increase resulted primarily from an increase in unit sales of 12.2% and higher-priced mix of cabinets sold. During 1995, we introduced many new Cabinet products, completely revitalized the kitchen cabinet product line, and increased the number of Company-operated distribution centers and the retail-remodeling showrooms. Cabinet sales to the remodeling sector were $47 million, up 20.5% over 1994. We also had significant increased sales to the single-family builder. In the government sector, where we are one of three cabinet suppliers to the City Housing Authorities, our sales were up 30.9%.

     Net sales of the Building Products Division decreased 25.1% in 1995 to $16.1 million compared to $21.5 million in 1994. The Company has decided to discontinue the sale of lumber which was a low-margin product and to consolidate the Building Products Division into the Cabinet Division.

     Consolidated gross profit for fiscal 1995 was $116.5 million, or 25.4% of net sales, compared to $110.0 million, or 26.8% of net sales in fiscal
1994.   A major factor in 1995 impacting gross margins was the incentive pricing and promotional programs which were designed to improve sales performance in the Hardwood Floors Division. In 1995, the LIFO charge for lumber, primarily in the Hardwood Floors Division, was $0.5 million. In 1994, we had a LIFO benefit of $2.7 million, resulting in a net difference between the two years of $3.2 million.

     Selling, general and administrative expenses were $60.8 million, or 13.2% of net sales in fiscal 1995, compared to $57.9 million, or 14.1% of net sales in fiscal 1994.

     Operating income was $54.2 million, or 11.8% of net sales in fiscal 1995, compared to $50.6 million, or 12.3% of net sales in fiscal 1994.

     Interest expense was $18.4 million in fiscal 1995, compared to $18.9 million in fiscal 1994.

     Net income for fiscal 1995 was $22.0 million, compared to $18.8 million in fiscal 1994, an increase of 17% on a 11.9% increase in net sales.

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

     Cabinet Division net sales for 1994 were $146.5 million, or an increase of 16.7% over 1993 net sales of $125.6 million. While unit sales increased by 2.7%, the major portion of the growth in sales was attributable to a more favorable mix of cabinets sold and to a lesser extent to price increases.

     Net sales of the Building Products Division increased 3.9% in 1994 to $21.5 million, compared to $20.7 million in 1993.

     Gross profit for fiscal 1994 was $110.0 million or 26.8% of net sales, compared to $76.9 million or 22.2% of net sales in fiscal 1993. The improvement in gross profit resulted primarily from higher unit sales and to a lesser extent from increased prices. Lower lumber costs in 1994 compared to 1993 were also a significant factor. In addition, the Company benefited from improved efficiency generated at the plants and in part from capital improvements in recent years to increase productivity.

     Selling, general and administrative expenses were $57.9 million, or 14.1% of net sales, in fiscal 1994, compared to $44.2 million, or 12.8% of net sales, in fiscal 1993. The major portion of the increased expenses was higher spending levels for selling expense in the Hardwood Floors Division. These increased expenses were for consumer, co-op and trade advertising, display and trade show expenses and the expenses associated with the promotion of new products. Administrative expenses were higher due to larger provisions for incentive bonuses and profit sharing plans in accordance with pre-set goals.

     Operating income was $50.6 million, or 12.3% of net sales, in fiscal 1994, compared to $31.1 million, or 9.0% of net sales in fiscal 1993.
These improved results were generated by the improved performance in gross profit offset in part by higher levels of spending for selling, general and administrative expenses.

     Interest expense was $18.9 million in fiscal 1994, compared to $19.4 million in fiscal 1993.

     Net income for fiscal 1994 was $18.8 million, compared to net income before an extraordinary item for fiscal 1993 of $7.2 million. Higher net sales along with an increase in operating income accounted for this improvement.



Liquidity And Capital Resources
-------------------------------

     In December 1995, the Company negotiated a bank credit facility ("New Credit Facility") which provides for up to $90 million of revolving credit loans for working capital and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At December 29, 1995, there were no borrowings under this facility.

     For the fiscal year ended December 29, 1995, cash increased by $7.7 million. Net cash provided by operating activities was $23.8 million, including $1.8 million received from the West Virginia Economic Development Authority representing the final phase of construction deposits for the Beverly, West Virginia plant expansion. Cash of $16.1 million was used for additions to property, plant and equipment and long-term debt payments.

     At December 29, 1995, the Company had working capital of $113.4 million, or 28.4% of total assets, and $74.2 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the New Credit Facility and cash generated form operations will be adequate to fund working capital requirements, debt service payments and any planned capital expenditures.



Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Triangle Pacific Corp.:

     We have audited the accompanying consolidated balance sheets of Triangle Pacific Corp. and subsidiaries (a Delaware corporation) as of December 29, 1995, and December 30, 1994, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for the fiscal years ended December 29, 1995, December 30, 1994, and December 31, 1993. These financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Pacific Corp. and subsidiaries as of December 29, 1995, and December 30, 1994, and the results of their operations and their cash flows for the fiscal years ended December 29, 1995, December 30, 1994, and December 31, 1993, in conformity with general accepted accounting principles.

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




                                        Arthur Andersen LLP
Dallas, Texas
February 5, 1996












                     Triangle Pacific Corp. and Subsidiaries
                         Consolidated Balance Sheets
                               (In Thousands)

                                            December 29,    December 30,
                                               1995            1994
                                            ------------    ------------

ASSETS

Current assets:

   Cash and cash equivalents                  $  32,581        $  24,906
   Receivables (net of allowances of
    $2,588 and $2,491 respectively)              50,406           43,303
   Inventories                                   74,572           70,900
   Prepaid expenses                               4,735            3,934
                                               --------        ---------
          Total current assets                  162,294          143,043
                                               --------        ---------
Property, plant & equipment
   Land                                          15,855           12,003
   Buildings                                     49,808           43,452
   Equipment, furniture & fixtures              110,719           79,568
                                               --------         --------
                                                176,382          135,023
Less:  accumulated depreciation                  30,540           21,110
                                               --------         --------
                                                145,842          113,913
Other assets:
   Goodwill                                      55,090           56,617
   Trademark                                     29,133           29,933
   Other                                          1,468           13,237
   Deferred financing costs                       5,988            6,708
                                               --------         --------
Total assets                                  $ 399,815        $ 363,451
                                               ========         ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt          $   3,210        $   1,527
   Accounts payable                              17,086           17,723
   Accrued liabilities                           28,601           29,439
                                               --------         --------
          Total current liabilities              48,897           48,689
                                               --------         --------
Long-term debt, net of current portion          183,044          168,388
                                               --------         --------
Deferred income taxes                            38,973           39,480
                                               --------         --------
          Total liabilities                     270,914          256,557
                                               --------         --------
Shareholders' investment:
   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,663,365 at December 29, 1995
     and 14,662,609 at December 30, 1994            147              147
   Additional paid-in capital                    93,100           93,098
   Retained earnings                             35,654           13,649
                                                -------          -------
Total shareholders' investment                  128,901          106,894
                                                -------          -------
Total liabilities & shareholders' investment  $ 399,815        $ 363,451
                                                =======         ========



The accompanying notes to consolidated financial statements are an integral part of these balance sheets.
                         Triangle Pacific Corp. and Subsidiaries
                          Consolidated Statements of Operations
                         (In Thousands, except per share amounts)

                                 Fiscal         Fiscal         Fiscal
                                 Year           Year           Year
                                 Ended          Ended          Ended
                                 December 29,   December 30,   December 31,
                                   1995           1994           1993
                                 ------------------------------------------
Net Sales                        $ 458,868      $ 410,159      $ 346,296
                                  --------       --------       --------
Costs and expenses:
   Cost of sales                   342,348        300,160        269,360
   Selling, general and
    administrative                  60,841         57,928         44,213
   Amortization of goodwill          1,520          1,520          1,613
   Interest                         18,380         18,920         19,406
                                  --------       --------       --------
                                   423,089        378,528        334,592
Income before income taxes
  and extraordinary item            35,779         31,631         11,704
Provision for income taxes          13,774         12,829          4,501
                                  --------       --------       --------
Net income before
  extraordinary item                22,005         18,802          7,203
Extraordinary item
   Loss from repayment of
     debt, net of tax                    -              -        (11,307)
                                  --------       --------       --------
Net income (loss)                $  22,005      $  18,802      $  (4,104)
                                  ========       ========       ========

Per Share Data:
Net income
   before extraordinary item     $    1.49      $    1.28      $    0.74
Net income (loss)                $    1.49      $    1.28      $   (0.42)
Weighted average shares
   outstanding                      14,815         14,660          9,714






























The accompanying notes to consolidated financial statements are an integral part of these statements.
                    Triangle Pacific Corp. and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Investment
                                (In Thousands)

                                      Additional   Retained
                            Common     Paid-In     Earnings
                             Stock     Capital    (Deficit)     Total
-----------------------------------------------------------------------
Balance, January 1, 1993    $   67    $ 19,933    $ (1,049)    $ 18,951

Net Loss                         -           -      (4,104)      (4,104)

Sale of Common Stock - net      79      73,121           -       73,200
------------------------------------------------------------------------
Balance, December 31, 1993  $  146    $ 93,054    $ (5,153)    $ 88,047

Net income                       -           -      18,802       18,802

Exercise of stock options        1          44           -           45
------------------------------------------------------------------------
Balance, December 30, 1994  $  147    $ 93,098    $ 13,649     $106,894

Net income                       -           -      22,005       22,005

Exercise of stock options        -           2           -            2
------------------------------------------------------------------------
Balance, December 29, 1995  $  147    $ 93,100    $ 35,654     $128,901
========================================================================









































The accompanying notes to consolidated financial statements are an integral part of these statements.
                          Triangle Pacific Corp. and Subsidiaries
                          Consolidated Statements of Cash Flows
                                    (In Thousands)

                             Fiscal           Fiscal           Fiscal
                             Year             Year             Year
                             Ended            Ended            Ended
                             December 29,     December 30,     December 31,
                               1995             1994             1993
---------------------------------------------------------------------------
Cash flows from
 operating activities:
    Net income (loss)        $ 22,005         $ 18,802         $ (4,104)
    Adjustments:
      Depreciation              9,439            8,217            7,929
      Deferred income taxes      (507)           2,163            2,680
      Amortization of
        goodwill and trademark  2,320            2,320            2,413
      Amortization of
        deferred financing
        costs                   1,432            1,432              536
      Amortization of
        original issue
        discount                    -                -            1,037
      Extraordinary item            -                -           11,307
      Provision for doubtful
        accounts                  435              884              485
    Changes in assets and
     liabilities:
      Receivables              (7,538)          (3,936)          (7,522)
      Inventories              (3,672)          (6,328)         (16,460)
      Prepaid expenses           (801)             364              982
      Accounts payable           (637)           4,238            1,502
      Accrued liabilities -
       other                     (197)           7,964            1,414
      Accrued liabilities -
       interest                  (641)           1,197            3,688
      Deferred compensation         -                -           (5,068)
      Other                       348             (278)           1,684
-----------------------------------------------------------------------
Net cash provided by operating
 activities                    21,986           37,039            2,503
-----------------------------------------------------------------------
Cash flows from investing
 activities:
   Proceeds from sale of
    property, plant and
    equipment                      10              913               34
   Additions to property,
    plant and equipment       (11,624)         (12,217)          (7,636)
   Acquisition of Premier
    Wood Floors                     -           (5,123)               -
   Construction deposits            -           (2,073)          (7,504)
-----------------------------------------------------------------------
Net cash used in investing
 activities                   (11,614)         (18,500)         (15,106)
-----------------------------------------------------------------------


                         Triangle Pacific Corp. and Subsidiaries
                         Consolidated Statements of Cash Flows (Cont'd)
                                    (In Thousands)

                             Fiscal           Fiscal           Fiscal
                             Year             Year             Year
                             Ended            Ended            Ended
                             December 29,     December 30,     December 31,
                               1995             1994             1993
---------------------------------------------------------------------------
Cash flows from financing
 activities:
   Long-term debt borrowings        -            7,000              500
   Long-term debt payments     (3,767)          (1,449)         (10,332)
   Tranche I and II Note
    payments                        -                -         (207,400)
   Refinancing costs             (712)             (14)         (14,860)
   Proceeds from senior
    notes issued                    -                -          160,000
   Sale of common stock             -                -           79,398
   Exercise of stock options        2               45                -
   Reimbursement of
    construction deposits       1,780                -            5,535
-----------------------------------------------------------------------
Net cash provided by (used in)
 financing activities          (2,697)           5,582           12,841
-----------------------------------------------------------------------
Net increase in cash         $  7,675         $ 24,121         $    238
Cash and cash equivalents,
 beginning of period           24,906              785              547
-----------------------------------------------------------------------
Cash and cash equivalents,
 end of period               $ 32,581         $ 24,906         $    785
=======================================================================

Supplemental disclosures of cash flow information:
   Cash paid during the
     period for:
       Interest (net of
         amount capitalized) $ 18,603         $ 16,969         $ 14,667
       Income taxes            17,831            8,935               45




























The accompanying notes to consolidated financial statements are an integral part of these statements.
Triangle Pacific Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1 - Nature of Operations and Summary of Significant Accounting
Policies:

     Triangle Pacific Corp. ("The Company") conducts its operations through a single business segment which consists of the manufacture and distribution of building products. The Company through its Hardwood Floors Division produces hardwood flooring and through its Cabinet Division manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. The Hardwood Floors Division and the Cabinet Division accounted for approximately 57% and 40%, respectively, of the Company's revenues during 1995. The Company's products are sold throughout the U.S. and a portion of the Hardwood Floors products are sold worldwide.

Basis of Consolidation:

     The consolidated financial statements include the accounts of Triangle Pacific Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company maintains its records on a 52/53 week year.

Cash and Cash Equivalents:

     The Company considers all investments with an original maturity of less than three months to be cash equivalents. All cash equivalents are investment grade such as U.S. Government or A-1 or better securities rated by Standard & Poor's Corporation.

Inventories:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $21,154,000 at December 29, 1995 and $20,870,000 at December 30, 1994. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,071,000 at December 29. 1995, and $2,069,000 at December 30, 1994. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                               December 29,          December 30,
                                  1995                  1994
                               ----------------------------------
                                       (in thousands)
          Raw materials        $ 42,088             $ 39,092
          Work-in-process         3,625                3,640
          Finished goods         28,859               28,168
                                -------              -------
               Total           $ 74,572             $ 70,900
                                =======              =======

Property, Plant and Equipment:

     Property, plant and equipment are stated at fair value as of June 8, 1992, when the Company successfully completed a capital restructuring, plus acquisition or construction costs subsequent thereto. Expenditures for maintenance, repairs, renewals and improvements which do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation and amortization are computed on the straight-line basis using the following estimated useful lives:


          Buildings                              10 to 50 years
          Equipment, furniture and fixtures       3 to 22 years

     Amortization of leasehold improvements is provided over the terms of the leases or the useful lives of the assets, whichever is shorter. For income tax purposes, all assets are depreciated under allowable tax depreciation methods.

Intangible Assets:

     The Company annually evaluates its carrying value and expected period of benefit of trademark and goodwill in relation to results of operations. In determining the recoverability of these assets, the Company analyzes its historical and future ability to generate earnings before interest and taxes using the non-discounted method. Deferred financing costs are being amortized on the straight-line method over the lives of the related debt. The trademark and goodwill are being amortized over 40 years. Accumulated amortization of trademark and goodwill is $2,867,000 and $5,537,000, respectively, at December 29, 1995, and $2,067,000 and $4,017,000,
respectively, at December 30, 1994.

Fair Value of Financial Instruments:

     The Company's cash equivalents and long-term debt are recorded at cost, which approximates fair market value at December 29, 1995.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Standard:

     The Company has not yet adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets," which was issued in March 1995. The Company will be required to adopt SFAS No. 121 during the first quarter of fiscal year 1996. The Company does not believe the adoption of SFAS No. 121 will have a material effect on the financial statements.

Note 2 - Long-Term Debt:

     Long-term debt consists of the following:

                                     December 29,       December 30,
                                       1995               1994
                                    -------------------------------
                                            (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003              $ 160,000          $ 160,000
     Capitalized lease obligations     19,547                 68
     Mortgages payable                  6,707              9,847
                                     --------           --------
                                      186,254            169,915
     Less: Current portion
          of long-term debt            (3,210)            (1,527)
                                     --------           --------
                                    $ 183,044          $ 168,388
                                     ========           ========

     Letters of credit outstanding were $9.7 million at December 29, 1995, and $9.8 million at December 30, 1994, under a facility pursuant to which they can be renewed or replaced.




Senior Notes:

     The Senior Notes are senior unsecured obligations of the Company with an aggregate principal amount of $160 million. The Senior Notes mature on August 1, 2003, and bear interest at an annual rate of 10 1/2%, payable in two equal semi-annual installments of $8,400,000 each, with each semi-annual period deemed to have 180 days. The Senior Notes were issued under an Indenture (the "Indenture") between the Company and a predecessor to Texas Commerce Bank National Association, as Trustee (the "Trustee"). The Senior Notes rank pari passu with all present and future senior indebtedness of the Company and senior to all present and future subordinated indebtedness of the Company. However, because borrowings under the New Credit Facility are secured by inventory and accounts receivable of the Company and the proceeds thereof, the Senior Notes are effectively subordinated to such borrowings to the extent of such security interest.

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

     The Indenture contains covenants which limit, among other things, the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends on, or the purchase of the capital stock of the Company ("Restricted Payments"), the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the issuance of preferred stock by the Company's subsidiaries, and certain mergers, sales of assets and transactions with affiliates.

     Based on the Company's operations through December 29, 1995, the amount of Restricted Payments that the Company could make under the Indenture was $26,443,000.

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

New Credit Facility:

     In December 1995, the Company entered into a New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At December 29, 1995, the Company had no borrowings under the New Credit Facility and had $74.2 million of borrowing capacity under this facility. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 0.375% (8.875% at December 29, 1995) or, at the Company's option, at certain alternate floating rates and is secured by a pledge of the Company's inventory and accounts receivable. The New Credit Facility expires on December 21, 2000.

     The New Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions with respect to the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the making of investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates.

     The New Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At December 29, 1995, the Company was in compliance with all financial covenants.

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

     The New Credit Facility generally prohibits the Company from prepaying in excess of $50.0 million of the Senior Notes whether the prepayment would result from the redemption of the Senior Notes, an offer by the Company to purchase the Senior Notes following a change of control or a sale or other disposition of assets, or the acceleration of the due date for payment of the Senior Notes.

Capitalized Lease Obligations:

     During the fourth quarter of 1995, the operating lease agreement relating to the Company's Beverly, West Virginia, plant and related equipment was amended to allow for a purchase option of $1 until 2018. As a result, the Company recorded the present value of the remaining future minimum lease payments of $19.5 million as a capitalized lease asset and related capitalized lease obligation. In addition, certain related lease assets of $9.7 million were reclassified from other long-term assets to property, plant and equipment.

Mortgages Payable:

     Mortgages payable represent primarily various Industrial Revenue Bond
(IRB) notes. In June 1994, the Company entered into an industrial revenue financing agreement in the amount of $7,000,000 with Mississippi Business Finance Corp., a public corporation in Mississippi, to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. The funds required were provided by a bank term loan which matures on June 28, 2001. Collateral for the loan is the plant and equipment at Port Gibson, Mississippi. The IRB notes vary in interest rates. At December 29, 1995, the interest rates ranged up to 7.88%, and at December 30, 1994, the rates ranged up to 9.0%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.






     Maturities for all long-term debt are as follows:

                                   (in thousands)
               1996                 $     3,210
               1997                       2,452
               1998                       2,410
               1999                       2,450
               2000                       5,005
               Thereafter               170,727
                                     ----------
                    Total           $   186,254
                                     ==========

Note 3 - Income Taxes:

     The components of the deferred tax liability and asset are as follows:

                                        December 29,      December 30,
                                           1995              1994
                                        ------------------------------
                                              (in thousands)
Deferred Tax Liability:
     Property, plant and equipment     $ 24,229           $ 22,511
     Trademark                           11,449             11,764
     Other                                7,250              8,527
                                        -------            -------
          Total                        $ 42,928           $ 42,802
                                        =======            =======
Deferred Tax Asset:
     Other                             $  3,955           $  3,322
                                        -------            -------
     Total                             $  3,955           $  3,322
                                        =======            =======

     The provision (benefit) for income taxes consists of the following:

                        Fiscal year      Fiscal year      Fiscal year
                          ended            ended            ended
                        December 29,     December 30,     December 31,
                           1995             1994             1993
                        ----------------------------------------------
                                      (in thousands)
     Current:
       Federal           $ 12,006         $ 10,015         $     168
       State and local      1,689              651                 -
                          -------          -------          --------
                         $ 13,695         $ 10,666         $     168
                          =======          =======          ========
     Deferred:
       Federal           $     22         $  1,926         $   3,841
       State and local         57              237               492
                          -------          -------          --------
                         $     79         $  2,163         $   4,333
                          -------          -------          --------
          Subtotal       $ 13,774         $ 12,829         $   4,501
                          =======          =======          ========

     Extraordinary benefit:
       Federal           $      -         $      -         $  (6,251)
       State and local          -                -              (768)
                          -------          -------           -------
                         $      -         $      -         $  (7,019)
                          -------          -------          --------
          Total          $ 13,774         $ 12,829         $  (2,518)
                          =======          =======          ========

The effective tax rate for the periods ending December 29, 1995, December 30, 1994 and December 31, 1993 was 38.5%, 40.6%, and 38.5% of pre-tax
income, respectively. The factors causing the rate to vary from the U.S. Federal Statutory rate are as follows:

                            Fiscal year    Fiscal year    Fiscal year
                              ended          ended          ended
                            December 29,   December 30,   December 31,
                               1995           1994           1993
                            ------------------------------------------
                                         (in thousands)
     Computed (expected)
       tax provision        $ 12,522       $ 11,059       $  4,097
     Increase (decrease)
       from:
       State and local
         taxes                 1,155          1,359            503
       Amortization of
         goodwill                532            597            634
       Foreign sales            (292)             -              -
       Other book to tax
         differences, net       (143)          (186)          (733)
                             -------        -------        -------
       Total                $ 13,774       $ 12,829       $  4,501
                             =======        =======        =======

Note 4 - Operating Lease Commitments:

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

     The following is a summary of minimum future rental payments required under operating leases that have initial non-cancelable lease terms in excess of one year:

                              (in thousands)
               1996               $   2,036
               1997                   1,711
               1998                   1,110
               1999                     485
               2000                     197
                                   --------
                    Total         $   5,539
                                   ========

     Rental expense for operating leases amounted to $8,335,000, $7,704,000 and $6,309,000 for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993, respectively.

Note 5 - Employee Benefit Plans:

Pension and Profit Sharing Plans:

     The Company sponsors several defined benefit pension plans and is required to contribute to several labor union-related defined contribution plans. Total pension expense was $1,114,000, $991,000 and $967,000 for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993, respectively, including $538,000, $419,000 and $481,000, respectively, for defined benefit plans, which includes amortization of prior service costs over the estimated average remaining service period of active employees. The Company does not have any requirement to provide life or health insurance coverage for retired employees.



     The following table sets forth the defined benefit pension plans' funded status at December 29, 1995, and December 30, 1994.

                                             Fiscal Years Ended
                                       ---------------------------------
                                       December 29,         December 30,
                                          1995                 1994
                                       ------------         ------------
                                                (in thousands)
     Actuarial present value
          of benefit obligation:
               Vested                  $   9,409            $   9,011
               Non-vested                    463                  426
                                        --------             --------
     Accumulated and projected
          benefit obligation               9,872                9,437
     Plan assets at fair value             9,129                8,276
                                        --------             --------
     Projected benefit
          obligation in excess
          of plan assets                    (743)              (1,161)
     Unrecognized prior service
          costs                               84                  143
     Unrecognized net loss from
          past experience different
          from that assumed and
          effects of changes in
          assumptions                      1,492                1,684
     Adjustment to recognize
          minimum liability               (1,435)              (1,762)
                                        --------             --------
     Accrued pension expense           $    (602)           $  (1,096)
                                        ========             ========

     Net periodic pension costs for defined benefit pension plans for the fiscal years ended December 29, 1995, December 30, 1994, and December 31, 1993, include the following components:

                               Fiscal year    Fiscal year    Fiscal year
                                 ended          ended          ended
                               December 29,   December 30,   December 31,
                                  1995           1994           1993
                               ------------------------------------------
                                            (in thousands)
     Service cost-benefits
         earned during the
         period                $      271     $      267     $      258
     Interest cost on
         projected benefit
         obligation                   779            735            696
     Actual return on plan
         assets                      (825)           106           (872)
     Net amortization and
         deferral                     313           (689)           399
                                ---------      ---------      ---------
     Net periodic pension
         cost                  $      538     $      419     $      481
                                =========      =========      =========

     A weighted average discount rate of 8.5% was used in 1995, 1994 and 1993 to determine the benefit obligations of the Company's defined benefit pension plans. The plans do not provide for future compensation increases in calculating benefit obligations as the benefits do not derive from compensation levels but from length of service. The plans' assets are invested in a diversified portfolio of common stocks and fixed income securities. The expected long-term rate of return on plan assets was 8.0% in 1995, 1994 and 1993.

     The Company has a profit sharing plan for salaried employees, and a supplemental profit sharing plan for certain salaried employees to which contributions are made at the discretion of its Board of Directors as long as the Company has met specified financial goals. The fiscal 1995, 1994 and 1993 contributions were $1,245,450, $1,255,385 and $500,000, respectively.

Long-Term Incentive Plans:

     In June 1993, the Company adopted the Triangle Pacific Corp. Long-Term Incentive Compensation Plan, which authorized grants of various incentive awards to all regular salaried full-time officers and key employees of the Company. There are 1,000,000 shares of common stock reserved for this plan. In February and March 1994, stock options were granted for 551,300 shares at 100% of fair market value at the date of grant. These options expire in 10 years. Also granted in February 1994 were 28,200 stock bonus shares and $425,517 in deferred cash bonuses. These awards vested 25% at the date of grant and will vest 25% each year thereafter, with the vested amount payable on the third anniversary of the date of grant.

     In 1994, the Company established a performance-based cash incentive plan for officers and other key employees to make annual bonus awards based upon pre-established criteria which were approved by the Board of Directors. The expense was $2,287,000 in 1995 and $1,780,000 in 1994. In 1993, the Company awarded $744,000 in cash bonuses to the same group of officers and key employees under a discretionary bonus arrangement.

Stock Option Plan:

     During 1992, in connection with the Company's restructuring, certain members of management received options for 201,007 shares of common stock pursuant to a Stock Option Plan which was adopted by the Board of Directors of the Company. The management options are exercisable at a price of $2.99 per share. The exercisability of the management options is tied to the achievement of certain levels of operating income. Twenty percent of the management options will become exercisable in any fiscal year in which the Company meets the annual target for such fiscal year.

     For the years ended December 29, 1995, December 30, 1994, December 31, 1993, and January 1, 1993, twenty percent each year became exercisable. In addition, if the Company fails to meet the annual target in any fiscal year but meets the cumulative target in such fiscal year or any subsequent fiscal year, the management options for such fiscal year and all prior fiscal years will become exercisable if they had not previously become exercisable.

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

Post-retirement and Post-employment Benefits:

     The Company, as of December 29, 1995, does not provide post-retirement medical benefits or any post-employment benefits other than those previously discussed.

Note 6 - 1993 Recapitalization:

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

Note 7 - Accrued Liabilities:

     Amounts included in accrued liabilities are as follows:

                                         December 29,       December 30,
                                            1995               1994
                                         ------------------------------
                                                 (in thousands)
          Payroll                        $   5,827          $   5,342
          Pension and profit sharing         2,295              3,360
          Taxes                              3,224              3,974
          Insurance                          5,149              4,712
          Interest                           7,179              7,819
          Other                              4,927              4,232
                                          --------           --------
               Total                     $  28,601          $  29,439
                                          ========           ========

Note 8 - Supplementary Quarterly Financial Data (unaudited):

                   (In thousands, except per share amounts)

                                                                  Net
                                                                  Income
                       Net            Gross         Net           Per
     Quarters          Sales          Profit        Income        Share
-------------------------------------------------------------------------
     1995
     First Quarter    $ 107,192      $ 27,932      $  4,534      $  0.31
     Second Quarter     116,609        30,807         6,461         0.44
     Third Quarter      115,738        27,941         5,379         0.36
     Fourth Quarter     119,329        29,840         5,631         0.38

     1994
     First Quarter    $  90,710      $ 22,083      $  2,142      $  0.15
     Second Quarter     106,918        29,447         5,860         0.40
     Third Quarter      104,236        28,176         5,217         0.35
     Fourth Quarter     108,295        30,293         5,583         0.38



                                PART III

Item 10.  Directors and Executive Officers of the Company
          -----------------------------------------------

     The section entitled "Election of Directors" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 1, 1996 sets forth certain information regarding the directors and is incorporated herein by reference. The section entitled "Executive Compensation-Compliance with Section 16(a) of the Exchange Act" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 1, 1996 sets forth certain information regarding reporting under Section 16 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Company."

Item 11.  Executive Compensation
          ----------------------

     Information regarding the compensation of management is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 1, 1996, under the caption "Executive Compensation" and, except for the report of the compensation committee of the Board of Directors and the information contained under the caption "Performance Graph," is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information regarding ownership of the Company's Common Stock is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 1, 1996, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

     None



                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

     (a)(1) Financial Statements

            Included in Part II of this report.

            -    Report of independent public accountants

            - Consolidated balance sheets as of December 29, 1995 and December 30, 1994.

            - Consolidated statements of operations for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993.

            - Consolidated statements of changes in shareholders' investment for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993.

            - Consolidated statements of cash flows for the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993.

            -    Notes to consolidated financial statements.

     (a)(2) Financial Statement Schedules

            Included in Part IV of this report:

            For the fiscal years ended December 29, 1995, December 30, 1994 and December 31, 1993.

            - Schedule II - Valuation and qualifying accounts and reserves.

            Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits
            --------

            The information required by this Item 14(a)(3) is set forth in the Index to Exhibits in item 14(c) of this annual report on form 10-K.

     (b)    Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the fourth quarter of the year ended December 29, 1995.


     (c)    Exhibits
            --------

      3.1     -    Restated Certificate of Incorporation of the
                   Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

      3.2     -    Amended and Restated Bylaws of the Registrant
                   (incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.1     -    Form of 10 1/2% Senior Notes due 2003 (incorporated
                   herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31,1993).

      4.2     -    Indenture governing 10 1/2% Senior Notes due 2003
                   (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.3     -    Credit Agreement dated as of August 4, 1993, as
                   amended, among the Registrant, the Lenders listed therein and CitiCorp USA, Inc., as the Co-Agent for the Lenders, and the Bank of Nova Scotia, as the Agent for the Lenders (the "Credit Agreement")
                   (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

      4.4     -    Amendment No. 4 to the Credit Agreement dated as of
                   December 2, 1994.

      4.5     -    Amendment No. 6 to the Credit Agreement dated as of
                   December 21, 1995.

     10.1     -    Registration Rights Agreement, dated as of June 5,
                   1992 by and among the Registrant and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.2     -    Lenders' Equity Agreement dated as of June 5, 1992 by
                   and among the Registrant and the Banks and other financial institutions listed herein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-50724)).

     10.3     -    ESJ Exchange Agreement dated as of June 5, 1992 by
                   and among the Registrant, TPC Holding Corp. and the ESJ Entities (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.4*    -    Management Equity Agreement dated as of June 5, 1992
                   by and among the Registrant and the individuals listed therein, and including a form of the Triangle
                   Pacific Corp. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-50724)).

     10.5*    -    Form of Amended and Restated Employment Agreement
                   dated as of March 8, 1995 between the Company and the individuals named on Schedule 1 thereto.

     10.6*    -    Form of Employment Agreement dated as of March 8,
                   1995 between the Company and the individuals named on
                   Schedule 1 thereto.

     10.7*    -    Salaried Employees Profit Sharing Plan (as restated
                   January 1, 1993) of the Registrant

     10.8*    -    Annual Cash Incentive Bonus System of the Registrant
                   for Officers and Managers.

     10.9*    -    Form of Stock Option Plan of the Registrant
                   (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.10*   -    Form of Stock Option Agreement of the Registrant
                   (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on From S-1
                   (Registration No. 33-64530)).

     10.11    -    Lease dated as of June 1, 1988 by and between West
                   Virginia Jobs and Development Corporation and
                   Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.12    -    Amendment to lease effective as of April 14, 1989 by
                   and between West Virginia Jobs and Development
                   Corporation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-64530)).

     10.13    -    Second Amendment to lease effective as of November 1,
                   1991 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.14    -    Third Amendment to lease effective as of March 10,
                   1993 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Forms S-1
                   (Registration No. 33-64530)).

     10.15    -    Fourth amendment to lease effective as of September 22,
                   1995 by and between West Virginia Economic Development
                   Authority, as successor to West Virginia Jobs and Development Corporation, and the Registrant.

     10.16*   -    Triangle Pacific Corp. 1993 Long-Term Incentive
                   Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.17*   -    Triangle Pacific Corp. Nonemployee Director Stock
                   Option Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.18    -    Form of Indemnity Agreement between the Registrant
                   and each of its directors and executive officers
                   (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.19*   -    Supplemental Profit Sharing and Deferred Compensation
                   Plan of the Registrant.

     11.1     -    Statement re computation of per share earnings

     23.1     -    Consent of Arthur Andersen LLP

     27.1     -    Financial Data Schedule.

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


 /s/ Floyd F. Sherman         Chairman of the Board     March 22, 1996
----------------------------  and Chief Executive Officer
   Floyd F. Sherman           (Principal Executive Officer)


 /s/ M. Joseph McHugh         Director and President    March 22, 1996
----------------------------
   M. Joseph McHugh


 /s/ Robert J. Symon          Executive Vice President  March 22, 1996
----------------------------  Treasurer and Chief
   Robert J. Symon            Financial Officer
                             (Principal Financial & Accounting Officer)

 /s/ B. William Bonnivier     Director                  March 22, 1996
----------------------------
   B. William Bonnivier


 /s/ Charles M. Hansen, Jr.   Director                  March 26, 1996
----------------------------
   Charles M. Hansen, Jr.


 /s/ David R. Henkel          Director                  March 26, 1996
----------------------------
   David R. Henkel


 /s/ Jack L. McDonald         Director                  March 26, 1996
----------------------------
   Jack L. McDonald


 /s/ Carson R. McKissick      Director                  March 26, 1996
----------------------------
   Carson R. McKissick


 /s/ Karen Gordon Mills       Director                  March 26, 1996
----------------------------
   Karen Gordon Mills


                                                             SCHEDULE II
                                                             -----------


              TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
              ---------------------------------------
                     VALUATION AND QUALIFYING
                     ------------------------
                      ACCOUNTS AND RESERVES
                      ---------------------
                            (in thousands)

Column A            Column B      Column C      Column D      Column E
--------            --------      --------      --------      --------

                                  Additions
                    Balance at    charged to                  Balance
                    beginning     costs and                   at end of
Classifications      of period    expenses    Deductions (1)  period
-----------------------------------------------------------------------
Fiscal Year ended
 December 31, 1993:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   5,098    $     485    $   2,260    $   3,323
                     =================================================
Fiscal Year ended
 December 30, 1994:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   3,323    $     884    $   1,716    $   2,491
                     =================================================
Fiscal Year ended
 December 29, 1995:
  Reserve for
   doubtful accounts
   and returns and
   and allowances    $   2,491    $     435    $     338    $   2,588
                     =================================================

(1)	Write-offs of specific accounts, net of recoveries.





                                                            Exhibit 11.1
                                                            ------------

                           TRIANGLE PACIFIC CORP.
                    COMPUTATION OF NET INCOME PER SHARE

                                          Fiscal Years Ended
                            ----------------------------------------------
                            December 29,     December 30,     December 31,
                               1995             1994             1993
                            ------------     ------------     ------------
Net Income (loss)           $ 22,005,000     $ 18,802,000     $ (4,104,000)
                            ============     ============     ============

Shares outstanding
 beginning of period          14,662,609       14,647,607        6,707,861

Weighted average number
 of shares issued from
 sale of common stock                  -                -        3,006,035

Weighted average number
 of shares issued from
 exercise of stock options           567           12,182                -
                             -----------     ------------     ------------
Weighted average number
 of shares outstanding        14,663,176       14,659,789        9,713,896

Shares issuable from assumed
 exercise of stock options,
 reduced by the number of
 shares which could have
 been purchased with the
 proceeds from exercise of
 such options                    151,884                -                -
                            ------------     ------------     ------------

Weighted average number
 of shares outstanding as
 adjusted                     14,815,060       14,659,789        9,713,896
                            ============     ============     ============

Primary income per common
 and common equivalent
 share                      $       1.49     $       1.28     $      (0.42)
                            ============     ============     ============

Assuming full dilution:

Weighted average number
 of shares outstanding        14,663,176       14,659,789        9,713,896

Shares issuable from
 assumed exercise of
 stock options reduced
 by the number of shares
 which could have been
 purchased with the
 proceeds from exercise
 of such options                 215,817                -                -
                             -----------      -----------      -----------

Weighted average number
 of shares outstanding as
 adjusted                     14,878,993       14,659,789        9,713,896
                            ============     ============     ============

Fully diluted income per
 common and common
 equivalent share           $       1.48     $       1.28     $      (0.42)
                            ============     ============     ============

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

Dallas, Texas
 March , 199