Form 10-Q
period 1996-03-29
TRIANGLE PACIFIC CORP
filed 1996-05-10
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 29, 1996
                               --------------------------------------------
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number:              0-22138
                        ---------------------------------------------------

                               Triangle Pacific Corp.
- - ---------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

                                    Delaware
- - ---------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)

                                   94-2998971
- - ---------------------------------------------------------------------------
                  (I.R.S. Employer Identification No.)

  16803 Dallas Parkway, Dallas, Texas                        75248
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (214) 887-2000
- - ---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


- - ---------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

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

                  14,668,016 Shares on March 29, 1996



                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the three months ended March 29, 1996
     and March 31, 1995                                            4

     Consolidated Balance Sheets
     March 29, 1996 and December 29, 1995                          5

     Consolidated Statements of Cash Flows
     for the three months ended March 29, 1996
     and March 31, 1995                                            7

     Consolidated Statement of Changes in
     Shareholders' Investment for the three months
     ended March 29, 1996    .                                     8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         13


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15






















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Three Months ended March 29, 1996





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair presentation of financial position and results of operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of December 29, 1995.




                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                                    Three Months Ended
                                                  ----------------------
                                                  March 29,     March 31,
                                                    1996          1995
                                                  --------      --------

Net sales                                        $ 110,525     $ 107,192
                                                  --------      --------
Costs and expenses:

     Cost of sales                                  84,599        79,260

     Selling, general
       and administrative                           14,588        15,448

     Amortization of goodwill                          380           380

     Interest                                        4,673         4,563
                                                  --------      --------

                                                   104,240        99,651
                                                  --------      --------

Income before income taxes                           6,285         7,541

Provision for income taxes                           2,381         3,007
                                                  --------      --------

Net income                                       $   3,904     $   4,534
                                                  ========      ========



Net income per share                             $    0.26     $    0.31
                                                  ========      ========

Weighted average shares outstanding                 14,879        14,663




The accompanying notes to consolidated financial statements are an integral part of these statements.


                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    March 29,     December 29,
                                                       1996          1995
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $  27,339      $  32,581

   Receivables (net of allowances
    of $2,583 and $2,625, respectively)               51,822         50,406

   Inventories                                        78,432         74,572

   Prepaid expenses                                    4,264          4,735
                                                    --------       --------

     Total current assets                            161,857        162,294
                                                    --------       --------

Property, plant and equipment
   Land                                               15,855         15,855

   Buildings                                          50,192         49,808

   Equipment, furniture and fixtures                 112,851        110,719
                                                    --------       --------

                                                     178,898        176,382

   Less:  accumulated depreciation                    33,270         30,540
                                                    --------       --------

                                                     145,628        145,842

Other assets:
   Goodwill                                           54,702         55,090

   Trademark                                          28,933         29,133

   Other                                               1,718          1,468

   Deferred financing costs                            5,770          5,988
                                                    --------       --------

Total assets                                       $ 398,608      $ 399,815
                                                    ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                    March 29,     December 29,
                                                     1996            1995
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   2,924      $   3,210

   Accounts payable                                  19,313         17,086

   Accrued liabilities                               20,846         28,601

   Income taxes payable                               1,447              -
                                                   --------       --------

     Total current liabilities                       44,530         48,897
                                                   --------       --------

Long-term debt, net of current portion              182,443        183,044
                                                   --------       --------

Deferred income taxes                                38,802         38,973
                                                   --------       --------

     Total liabilities                              265,775        270,914
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,668,016 at March 29, 1996 and
     14,663,365 at December 29, 1995                    147            147

   Additional paid-in capital                        93,128         93,100

   Retained earnings                                 39,558         35,654
                                                   --------       --------

Total shareholders' investment                      132,833        128,901
                                                   --------       --------

Total liabilities and shareholders' investment    $ 398,608      $ 399,815
                                                   ========       ========









The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                       Three Months Ended
                                                      --------------------
                                                       March 29,  March 31,
                                                        1996        1995
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $   3,904   $   4,534
  Adjustments:
    Depreciation                                         2,731       2,191
    Deferred income taxes                                 (171)       (372)
    Amortization of goodwill and trademark                 580         580
    Amortization of deferred financing costs               218         357
    Provision for doubtful accounts                        111         117
Changes in assets and liabilities:
    Receivables                                         (2,266)     (1,233)
    Inventories                                         (3,860)     (2,505)
    Prepaid expenses                                       471          55
    Other assets                                          (241)        (63)
    Accounts payable                                     2,228         105
    Accrued liabilities                                 (3,428)     (1,087)
    Accrued liabilities - interest                      (4,327)     (4,925)
    Income taxes payable                                 2,186       1,411
                                                      --------    --------
Net cash used in operating activities                   (1,864)       (835)
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (2,520)     (2,739)
                                                       --------    -------
Net cash used in investing activities                   (2,520)     (2,739)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt payments                                 (886)       (488)
  Exercise of stock options                                 28           -
                                                      --------    --------
Net cash used in financing activities                     (858)       (488)
                                                      --------    --------
Net  (decrease) in cash and cash equivalents         $  (5,242)  $  (4,062)

Cash and cash equivalents, beginning  of period         32,581      24,906
                                                      --------    --------

Cash and cash equivalents, end of period             $  27,339   $  20,844
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   8,780   $   8,955

    Income taxes                                           390       1,949





The accompanying notes to consolidated financial statements are an integral part of these statements.




                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 December 29, 1995      $    147    $ 93,100      $ 35,654      $128,901

Net income                     -           -         3,904         3,904

Exercise of stock
 options                       -          28             -            28
                          ------     -------       -------       -------
Balance,
 March 29, 1996          $   147    $ 93,128      $ 39,558      $132,833
                         =======     =======       =======       =======









































The accompanying notes to consolidated financial statements are an integral part of this statement.


TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain lumber inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $22,137,000 at March 29, 1996 and $21,154,000 at December 29, 1995. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,107,000 at March 29, 1996 and $2,071,000 at December 29, 1995. Raw
materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              March 29,   December 29,
                                               1996          1995
                                             -------------------------
                                                 (in thousands)

     Raw materials                          $  42,316    $  42,088
     Work-in-process                            4,338        3,625
     Finished goods                            31,778       28,859
                                             --------     --------
          Total                             $  78,432    $  74,572
                                             ========     ========


NOTE 2 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                     March 29,          December 29,
                                       1996               1995
                                    -------------------------------
                                            (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003              $ 160,000          $ 160,000
     Capitalized lease obligations     18,919             19,547
     Mortgages payable                  6,448              6,707
                                     --------           --------
                                      185,367            186,254
     Less: Current portion
          of long-term debt            (2,924)            (3,210)
                                     --------           --------
                                    $ 182,443          $ 183,044
                                     ========           ========

     Letters of credit outstanding were $10.0 million at March 29, 1996 and $9.7 million at December 29, 1995, under a facility pursuant to which they can be renewed or replaced.

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

     Based on the Company's operations through March 29, 1996, the amount of Restricted Payments that the Company could make under the Indenture was $28,395,000.

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

New Credit Facility:

     In December 1995, the Company entered into a New Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the New Credit Facility is based upon a formula related to inventory and accounts receivable. At March 29, 1996, the Company had no borrowings under the New Credit Facility and had $77.6 million of borrowing capacity under this facility. Borrowings under the New Credit Facility bear interest at the agent's prime rate plus 0.375% (8.625% at March 29, 1996) or, at the Company's option, at certain alternate floating rates and are secured by a pledge of the Company's inventory and accounts receivable. The New Credit Facility expires on December 21, 2000.

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

     The New Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At March 29, 1996, the Company was in compliance with all financial covenants.

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

Mortgages Payable:

     Mortgages payable represent primarily various Industrial Revenue Bond
(IRB) notes. In June 1994, the Company entered into an industrial revenue financing agreement in the amount of $7,000,000 with Mississippi Business Finance Corp., a public corporation in Mississippi, to finance the expansion of the Bruce Hardwood Floors plant in Port Gibson, Mississippi. The funds required were provided by a bank term loan which matures on June 28, 2001. Collateral for the loan is the plant and equipment at Port Gibson, Mississippi. At March 29, 1996 the interest rates ranged up to 7.72% and at December 29, 1995, the interest rates ranged up to 7.88%.

     These notes are payable through 2001 and are collateralized by the related underlying assets.



NOTE 3 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              March 29,   December 29,
                                               1996         1995
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  24,640    $  24,229
          Trademark                            11,255       11,449
          Other                                 7,212        7,250
                                             --------     --------
             Total                          $  43,107    $  42,928
                                             ========     ========
     Deferred Tax Asset:
          Other                             $   4,305    $   3,955
                                             --------     --------
             Total                          $   4,305    $   3,955
                                             ========     ========

     The provision for income taxes consists of the following:

                                                 Three Months Ended
                                                --------------------
                                                 March 29,   March 31,
                                                  1996        1995
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   2,035   $  3,147
          State and local                             399        404
                                                 --------    -------
                                                $   2,434   $  3,551
                                                 ========    =======
     Deferred:
          Federal                               $     (48)  $   (484)
          State and local                              (5)       (60)
                                                 --------    -------
                                                $     (53)  $   (544)
                                                 ========    =======
     Total                                      $   2,381   $  3,007
                                                 ========    =======

     The tax provision for the periods ending March 29, 1996 and March 31, 1995 is 37.9% and 39.9% of pre-tax income respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:

                                                 Three Months Ended
                                                --------------------
                                                 March 29,   March 31,
                                                  1996        1995
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  2,200     $ 2,639
     Increase (decrease) from:
          State and local taxes                      254         324
          Amortization of goodwill                   133         149
          Foreign sales                              (79)          -
          Other book to tax differences, net        (127)       (105)
                                                 -------      ------
                                                $  2,381     $ 3,007
                                                 =======      ======
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the three months ended March 29, 1996 were $110.5 million compared to $107.2 million for the three months ended March 31, 1995, representing a 3.1% increase. This year's first quarter, historically the weakest quarter of our fiscal year, was adversely impacted by unusually poor weather conditions.

     Cabinet Division sales were up 12.3% over those of the same period in 1995. The Cabinet Division's operations, starting in 1996, include the impact of the building products operations. As reported in our 1995 annual report, we have elected to discontinue the sale of lumber and related building materials at our Beltsville, Maryland location and to concentrate on sales of cabinets, counter tops and cabinet installation.

     Hardwood Floors Division sales increased 1.9% over the first quarter of 1995.

GROSS PROFIT

     Gross profit for the three months ended March 29, 1996 amounted to $25.9 million, or 23.5% of net sales, compared to $27.9 million, or 26.1% of net sales in the same period in fiscal 1995.

     This decrease in gross profit resulted primarily from competitive market conditions in the flooring business and, to a lesser extent, to the mix of business in the Cabinet Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $14.6 million for the three months ended March 29, 1996 compared to $15.4 million for the three months ended March 31, 1995. As a percent of net sales, selling, general and administrative expenses were 13.2% for the three months ended March 29, 1996 compared to 14.4% for the same period in fiscal 1995. Certain marketing costs, professional fees and incentive compensation expenses were lower in the first quarter of 1996 vs. the first quarter of 1995.

OPERATING INCOME

     Operating income for the three months ended March 29, 1996 was $11.0 million compared to $12.1 million for the three months ended March 31, 1995. The decrease in operating income in the first quarter of 1996 compared to the same period in 1995 was attributable primarily to lower average selling prices in the Hardwood Floors Division, offset by lower selling, general and administrative expenses.

INTEREST EXPENSE

     Interest expense for the three months ended March 29, 1996 was $4.7 million compared to $4.6 million for the three months ended March 29, 1995.

NET INCOME

     Net income for the three months ended March 29, 1996 amounted to $3.9 million, or $0.26 per share, compared to $4.5 million, or $0.31 per share, for the three months ended March 29, 1995.



LIQUIDITY AND CAPITAL RESOURCES

     For the fiscal quarter ended March 29, 1996, cash decreased by $5.2 million. Cash used in operating activities was $1.8 million. Cash of $2.5 million was used for additions to property, plant and equipment and $.9 million for long-term debt payments.

     At March 29, 1996, the Company had working capital of $117.3 million, or 29.4% of total assets, and $77.6 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under the Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures for the foreseeable future.


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       27     -  Financial Data Schedule for the three month
                                 interim period ended March 29, 1996.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended March 29, 1996.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  May 10, 1996             By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  May 10, 1996             By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)






15