Form 10-Q
period 1996-06-28
TRIANGLE PACIFIC CORP
filed 1996-08-12
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 28, 1996
                               --------------------------------------------
                                    or

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

                                 (214) 887-2000
- ---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

                  14,668,016 Shares on June 28, 1996



                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the six months ended June 28, 1996 and
     June 30, 1995 and for the three months ended
     June 28, 1996 and June 30, 1995                               4

     Consolidated Balance Sheets
     June 28, 1996 and December 29, 1995                           5

     Consolidated Statements of Cash Flows
     for the six months ended June 28, 1996
     and June 30, 1995                                             7

     Consolidated Statement of Changes in
     Shareholders' Investment for the six months
     ended June 28, 1996    .                                      8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         13


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15






















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Six Months ended June 28, 1996





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




                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                 Six Months Ended        Three Months Ended
                               ---------------------   ----------------------
                                June 28,    June 30,     June 28,    June 30,
                                  1996        1995        1996        1995
                               ---------   ---------    --------    --------

Net sales                      $ 241,996   $ 223,801    $ 131,471   $ 116,609
                                --------    --------     --------    --------
Costs and expenses:

     Cost of sales               181,706     165,062       97,107      85,802

     Selling, general
       and administrative         31,959      30,861       17,371      15,413

     Amortization of goodwill        760         760          380         380

     Interest                      9,312       9,160        4,639       4,597
                                --------    --------     --------    --------

                                 223,737     205,843      119,497     106,192
                                --------    --------     --------    --------

Income before income taxes        18,259      17,958       11,974      10,417

Provision for income taxes         6,922       6,963        4,541       3,956
                                --------    --------     --------    --------

Net income                     $  11,337   $  10,995    $   7,433   $   6,461
                                ========    ========     ========    ========



Net income per share           $    0.76   $    0.75    $    0.50   $    0.44
                                ========    ========     ========    ========

Weighted average shares
     outstanding                  14,920      14,754       14,955      14,758




The accompanying notes to consolidated financial statements are an integral part of these statements.


                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                    June 28,     December 29,
                                                      1996           1995
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $   4,006      $  32,581

   Receivables (net of allowances
    of $3,017 and $2,588, respectively)               68,985         50,406

   Inventories                                        96,485         74,572

   Prepaid expenses                                    5,604          4,735
                                                    --------       --------

     Total current assets                            175,080        162,294
                                                    --------       --------

Property, plant and equipment
   Land                                               15,329         15,855

   Buildings                                          59,265         49,808

   Equipment, furniture and fixtures                 128,122        110,719
                                                    --------       --------

                                                     202,716        176,382

   Less:  accumulated depreciation                    35,763         30,540
                                                    --------       --------

                                                     166,953        145,842

Other assets:
   Goodwill                                           71,850         55,090

   Trademark                                          28,733         29,133

   Other                                               2,609          1,468

   Deferred financing costs                            5,783          5,988
                                                    --------       --------

Total assets                                       $ 451,008      $ 399,815
                                                    ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                    June 28,      December 29,
                                                     1996            1995
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   2,872      $   3,210

   Accounts payable                                  23,730         17,086

   Accrued liabilities                               37,253         28,601

   Income taxes payable                               3,041              -
                                                   --------       --------

     Total current liabilities                       66,896         48,897
                                                   --------       --------

Long-term debt, net of current portion              201,839        183,044
                                                   --------       --------

Other long-term liabilities                           2,908              -

Deferred income taxes                                39,099         38,973
                                                   --------       --------

     Total liabilities                              310,742        270,914
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,668,016 at June 28, 1996 and
     14,663,365 at December 29, 1995                    147            147

   Additional paid-in capital                        93,128         93,100

   Retained earnings                                 46,991         35,654
                                                   --------       --------

Total shareholders' investment                      140,266        128,901
                                                   --------       --------

Total liabilities and shareholders' investment    $ 451,008      $ 399,815
                                                   ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                        Six Months Ended
                                                      --------------------
                                                       June 28,   June 30,
                                                        1996        1995
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $  11,337   $  10,995
  Adjustments:
    Depreciation                                         5,473       4,456
    Deferred income taxes                                 (431)       (785)
    Amortization of goodwill and trademark               1,160       1,160
    Amortization of deferred financing costs               436         714
    Provision for doubtful accounts                        303         379
Changes in assets and liabilities:
    Receivables                                        (11,934)     (8,993)
    Inventories                                         (7,695)     (3,776)
    Prepaid expenses                                      (600)       (621)
    Other assets                                          (458)        168
    Accounts payable                                     4,844         725
    Accrued liabilities                                  1,754        (845)
    Accrued liabilities - interest                         (13)       (801)
    Income taxes payable                                 3,782         (66)
                                                      --------    --------
Net cash provided by operating activities                7,958       2,710
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (5,390)     (4,547)
  Proceeds from sale of property, plant & equipment      1,524           -
  Acquisition of Hartco - Stock                        (36,140)          -
  Acquisition of Hartco - Notes                         (5,012)          -
                                                       --------    -------
Net cash used in investing activities                  (45,018)     (4,547)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                             10,000           -
  Long-term debt payments                               (1,543)       (800)
  Exercise of stock options                                 28           2
  Reimbursement of construction deposits                     -       1,780
                                                      --------    --------
Net cash provided by financing activities                8,485         982
                                                      --------    --------
Net  (decrease) in cash and cash equivalents         $ (28,575)  $    (855)

Cash and cash equivalents, beginning  of period         32,581      24,906
                                                      --------    --------

Cash and cash equivalents, end of period             $   4,006   $  24,051
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   8,900   $   9,507

    Income taxes                                         3,587       7,798



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 December 29, 1995      $    147    $ 93,100      $ 35,654      $128,901

Net income                     -           -        11,337        11,337

Exercise of stock
 options                       -          28             -            28
                          ------     -------       -------       -------
Balance,
 June 28, 1996           $   147    $ 93,128      $ 46,991      $140,266
                         =======     =======       =======       =======









































The accompanying notes to consolidated financial statements are an integral part of this statement.


TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACQUISITION OF HARTCO FLOORING COMPANY

     On June 28, 1996, the Company acquired all of the outstanding shares of Hartco Flooring Company ("Hartco"), formerly a wholly-owned subsidiary of Premark International, Inc. The total value of the acquisition was $63 million, consisting of $36.1 million in cash and the balance representing the assumption of liabilities.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $17.5 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The accompanying consolidated statements of operations do not reflect any operations of Hartco since the acquisition occurred on June 28, 1996. The operations of Hartco will be reflected by the Company in periods subsequent to June 28, 1996.

     The net purchase price was allocated as follows:
                                              (in thousands)

          Net working capital                   $ 13,589
          Net property, plant and equipment       22,717
          Other assets                               712
          Goodwill                                17,530
          Other non-current liabilities          (18,408)
                                                 -------
               Cash paid for Hartco             $ 36,140
                                                 =======

     The unaudited proforma results below assume the acquisition occurred at the beginning of the six-month interim periods ended June 28, 1996 and June 30, 1995 (in thousands, except per share data):

                                                June 28,     June 30,
                                                 1996          1995
                                                --------     --------
          Net sales                            $ 282,415    $ 258,087
          Net income                              11,671       10,957
          Net income per share                 $    0.78    $    0.74

     The above proforma results include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The proforma results above are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of January 1, 1996 and 1995, nor are they necessarily indicative of future operating results.

NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $39,804,000 at June 28, 1996 and $21,154,000 at December 29, 1995. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,307,000 at June 28, 1996 and $2,071,000 at December 29, 1995. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              June 28,    December 29,
                                               1996          1995
                                             -------------------------
                                                 (in thousands)

     Raw materials                          $  50,794    $  42,088
     Work-in-process                            6,698        3,625
     Finished goods                            38,993       28,859
                                             --------     --------
          Total                             $  96,485    $  74,572
                                             ========     ========


NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                     June 28,           December 29,
                                       1996               1995
                                    -------------------------------
                                            (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003              $ 160,000          $ 160,000
     Capitalized lease obligations     18,272             19,547
     Industrial revenue bonds          16,439              6,707
     Revolving note - Bank             10,000                  -
                                     --------           --------
                                      204,711            186,254
     Less: Current portion
          of long-term debt            (2,872)            (3,210)
                                     --------           --------
                                    $ 201,839          $ 183,044
                                     ========           ========

     Letters of credit outstanding were $20.4 million at June 28, 1996 and $9.7 million at December 29, 1995, under a facility pursuant to which they can be renewed or replaced.

     On June 28, 1996, in connection with the acquisition of Hartco Flooring Company, the Company acquired $10,000,000, floating interest rate, City of Somerset, Kentucky, Industrial Revenue Bonds, due in full on August 1, 2009. These bonds were used to finance the Somerset, Kentucky hardwood flooring plant and are collateralized by a $10,000,000 letter of credit.



NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              June 28,    December 29,
                                               1996         1995
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  26,075    $  24,229
          Trademark                            11,177       11,449
          Other                                 9,471        7,250
                                             --------     --------
             Total                          $  46,723    $  42,928
                                             ========     ========
     Deferred Tax Asset:
          Other                             $   7,624    $   3,955
                                             --------     --------
             Total                          $   7,624    $   3,955
                                             ========     ========

     The provision for income taxes consists of the following:

                                                  Six Months Ended
                                                --------------------
                                                 June 28,    June 30,
                                                  1996        1995
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   6,232   $  6,831
          State and local                           1,152        856
                                                 --------    -------
                                                $   7,384   $  7,687
                                                 ========    =======
     Deferred:
          Federal                               $    (457)  $   (645)
          State and local                              (5)       (79)
                                                 --------    -------
                                                $    (462)  $   (724)
                                                 ========    =======
     Total                                      $   6,922   $  6,963
                                                 ========    =======

     The tax provision for the periods ending June 28, 1996 and June 30, 1995 is 37.9% and 38.8% of pre-tax income respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:

                                                  Six Months Ended
                                                --------------------
                                                 June 28,    June 30,
                                                  1996        1995
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  6,391     $ 6,285
     Increase (decrease) from:
          State and local taxes                      744         772
          Amortization of goodwill                   266         299
          Foreign sales                             (176)          -
          Other book to tax differences, net        (303)       (393)
                                                 -------      ------
                                                $  6,922     $ 6,963
                                                 =======      ======
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the six months ended June 28, 1996 were $242.0 million compared to $223.8 million for the six months ended June 30, 1995, representing a 8.1% increase.

     Net sales for the three months ended June 28, 1996 were $131.5 million compared to $116.6 million for the three months ended June 30, 1995, representing a 12.7% increase. Flooring Division sales were up 19% over the comparable period in 1995. Cabinet Division sales in the second quarter of 1996, without the impact of the decline in sales from the discontinued Beltsville Building Products unit were up 11.8% over those of the same period in 1995.

GROSS PROFIT

     Gross profit for the six months ended June 28, 1996 amounted to $60.3 million, or 24.9% of net sales, compared to $58.7 million, or 26.3% of net sales in the same period in 1995.

     Gross profit for the three months ended June 28, 1996 was $34.4 million or 26.1% of net sales compared to $30.8 million or 26.4% of net sales in the same period in 1995. However, gross profit margins improved over the first quarter of 1996. The major improvement was generated by the Flooring Division, which benefited from higher unit prices and improved overhead absorption resulting from higher unit sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $32.0 million or 13.2% of net sales for the six months ended June 28, 1996 compared to $30.9 million or 13.8% of net sales for the six months ended June 30, 1995.

     Selling, general and administrative expenses amounted to $17.4 million or 13.2% of net sales for the three months ended June 28, 1996 compared to $15.4 million or 13.2% of net sales for the three months ended June 30, 1995.

OPERATING INCOME

     Operating income for the six months ended June 28, 1996 was $27.6 million compared to $27.1 million for the six months ended June 30, 1995.

     Operating income for the three months ended June 28, 1996 was $16.6 million compared to $15.0 million in the same period in 1995.

INTEREST EXPENSE

     Interest expense for the six months ended June 28, 1996 was $9.3 million compared to $9.2 million for the six months ended June 30, 1995.

     Interest expense for the three months ended June 28, 1996 was $4.6 million, the same as the three month period ended June 30, 1995.

NET INCOME

     Net income for the six months ended June 28, 1996 was $11.3 million or $0.76 per share compared to $11.0 million or $0.75 per share for the six months ended June 30, 1995.

     Net income for the three months ended June 28, 1996 was $7.4 million or $0.50 per share compared to $6.5 million or $0.44 per share for the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 28, 1996, cash decreased by $28.6 million due principally to the cash used to purchase the stock of Hartco Flooring Company (See Note 1 of Notes to Consolidated Financial Statements).

     At June 28, 1996, the Company had working capital of $108.2 million, or 24.0% of total assets, and $59.6 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under its Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures for the foreseeable future.

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re-computation of per share
                                 earnings

                       27     -  Financial Data Schedule for the six month
                                 interim period ended June 28, 1996.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended June 28, 1996.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  August 12, 1996          By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  August 12, 1996          By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)




                                                                   EXHIBIT 11

                           TRIANGLE PACIFIC CORP.
                      COMPUTATION OF NET INCOME PER SHARE

                               SIX MONTHS ENDED          THREE MONTHS ENDED
                            ----------------------     ----------------------
                              JUNE 28,     JUNE 30,     JUNE 28,    JUNE 30,
                               1996         1995         1996        1995
                            ----------   ----------   ----------   ----------
Net Income                 $11,337,000  $10,995,000  $ 7,433,000  $ 6,461,000
                            ==========   ==========   ==========   ==========
Shares outstanding
 beginning of
 period                     14,663,365   14,662,609   14,668,016   14,662,609

Weighted average number
 of shares issued from
 exercise of stock options       3,284          756            -          756
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding      14,666,649   14,663,365   14,668,016   14,663,365

Shares issuable from assumed
 exercise of stock options,
 reduced by the  number of
 shares which could have
 been purchased with the
 proceeds from exercise of
 such options                  253,156       90,526      287,158       94,571
                            ----------   ----------   ----------   ----------
Weighted average  number
 of shares  outstanding as
  adjusted                  14,919,805   14,753,891   14,955,174   14,757,936
                            ==========   ==========   ==========   ==========

Primary income per common
 and common equivalent
 share                     $      0.76  $      0.75  $      0.50  $      0.44
                            ==========   ==========   ==========   ==========
Assuming full dilution:

Weighted average number
 of shares outstanding      14,666,649   14,663,176   14,668,016   14,663,365

Shares issuable from
 assumed exercise of
 stock options reduced
 by the number of shares
 which could have been
 purchased with the
 proceeds from exercise
 of such options               318,677       97,417      318,677       97,417
                            ----------   ----------   ----------   ----------

Weighted average number
 of shares outstanding as
 adjusted                   14,985,326   14,760,593   14,986,693   14,760,782
                            ==========   ==========   ==========   ==========

Fully diluted income per
 common and common
 equalivalent share        $      0.76  $      0.75  $      0.50  $      0.44
                            ==========   ==========   ==========   ==========



13