Form 10-Q
period 1996-09-27
TRIANGLE PACIFIC CORP
filed 1996-11-12
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 27, 1996
                               --------------------------------------------
                                    or

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

                                 (214) 887-2000
---------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

                14,668,016 Shares on September 27, 1996



                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the nine months ended September 27, 1996
     and September 29, 1995 and for the three months
     ended September 27, 1996 and September 29, 1995               4

     Consolidated Balance Sheets
     September 27, 1996 and December 29, 1995                      5

     Consolidated Statements of Cash Flows
     for the nine months ended September 27, 1996
     and September 29, 1995                                        7

     Consolidated Statement of Changes in
     Shareholders' Investment for the nine months
     ended September 27, 1996                                      8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         12


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15






















                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Nine Months ended September 27, 1996





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




                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                Nine Months Ended        Three Months Ended
                               ---------------------   ----------------------
                               Sept. 27,   Sept. 29,    Sept. 27,   Sept. 29,
                                  1996        1995        1996        1995
                               ---------   ---------    --------    --------

Net sales                      $ 384,937   $ 339,539    $ 142,941   $ 115,738
                                --------    --------     --------    --------
Costs and expenses:

     Cost of sales               289,892     252,859      108,186      87,797

     Selling, general
       and administrative         50,012      45,213       18,053      14,352

     Amortization of goodwill      1,250       1,140          490         380

     Interest                     14,605      13,656        5,293       4,496
                                --------    --------     --------    --------

                                 355,759     312,868      132,022     107,025
                                --------    --------     --------    --------

Income before income taxes        29,178      26,671       10,919       8,713

Provision for income taxes        11,079      10,297        4,157       3,334
                                --------    --------     --------    --------

Net income                     $  18,099   $  16,374    $   6,762   $   5,379
                                ========    ========     ========    ========



Net income per share           $    1.21   $    1.11    $    0.45   $    0.36
                                ========    ========     ========    ========

Weighted average shares
     outstanding                  14,958      14,774       15,023      14,838




The accompanying notes to consolidated financial statements are an integral part of these statements.


                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 September 27,   December 29,
                                                      1996           1995
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $   4,950      $  32,581

   Receivables (net of allowances
    of $3,040 and $2,588, respectively)               68,563         50,406

   Inventories                                        99,995         74,572

   Prepaid expenses                                    4,741          4,735
                                                    --------       --------

     Total current assets                            178,249        162,294
                                                    --------       --------

Property, plant and equipment
   Land                                               14,730         15,855

   Buildings                                          56,985         49,808

   Equipment, furniture and fixtures                 130,442        110,719
                                                    --------       --------

                                                     202,157        176,382

   Less:  accumulated depreciation                    37,503         30,540
                                                    --------       --------

                                                     164,654        145,842

Other assets:
   Goodwill                                           71,360         55,090

   Trademark                                          28,533         29,133

   Other                                               2,774          1,468

   Deferred financing costs                            5,552          5,988
                                                    --------       --------

Total assets                                       $ 451,122      $ 399,815
                                                    ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                  September 27,   December 29,
                                                     1996            1995
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   2,565      $   3,210

   Accounts payable                                  23,323         17,086

   Accrued liabilities                               35,707         28,601

   Income taxes payable                               3,580              -
                                                   --------       --------

     Total current liabilities                       65,175         48,897
                                                   --------       --------

Long-term debt, net of current portion              197,751        183,044
                                                   --------       --------

Other long-term liabilities                           2,331              -

Deferred income taxes                                38,837         38,973
                                                   --------       --------

     Total liabilities                              304,094        270,914
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,668,016 at September 27, 1996 and
     14,663,365 at December 29, 1995                    147            147

   Additional paid-in capital                        93,128         93,100

   Retained earnings                                 53,753         35,654
                                                   --------       --------

Total shareholders' investment                      147,028        128,901
                                                   --------       --------

Total liabilities and shareholders' investment    $ 451,122      $ 399,815
                                                   ========       ========










The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                       Nine Months Ended
                                                      --------------------
                                                      Sept. 27,  Sept. 29,
                                                        1996        1995
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $  18,099   $  16,374
  Adjustments:
    Depreciation                                         8,644       6,755
    Deferred income taxes                                 (693)     (1,045)
    Amortization of goodwill and trademark               1,850       1,740
    Amortization of deferred financing costs               667       1,071
    Provision for doubtful accounts                        365         449
Changes in assets and liabilities:
    Receivables                                        (11,574)    (12,431)
    Inventories                                        (11,205)     (6,481)
    Prepaid expenses                                      (709)       (704)
    Other assets                                           263         335
    Accounts payable                                     4,438      (1,091)
    Accrued liabilities                                  5,120         840
    Accrued liabilities - interest                      (4,166)     (4,957)
    Income taxes payable                                 4,321         279
                                                      --------    --------
Net cash provided by operating activities               15,420       1,134
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (9,085)     (7,448)
  Proceeds from sale of property, plant & equipment      3,095           5
  Acquisition of Hartco - Stock                        (36,140)          -
  Acquisition of Hartco - Notes                         (5,012)          -
                                                       --------    -------
Net cash used in investing activities                  (47,142)     (7,443)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                              6,400           -
  Long-term debt payments                               (2,337)     (3,024)
  Exercise of stock options                                 28           2
  Reimbursement of construction deposits                     -       1,780
                                                      --------    --------
Net cash provided by (used in) financing activities      4,091      (1,242)
                                                      --------    --------
Net  (decrease) in cash and cash equivalents         $ (27,631)  $  (7,551)

Cash and cash equivalents, beginning  of period         32,581      24,906
                                                      --------    --------

Cash and cash equivalents, end of period             $   4,950   $  17,355
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $  17,648   $  18,122

    Income taxes                                         7,467      12,529



The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 December 29, 1995      $    147    $ 93,100      $ 35,654      $128,901

Net income                     -           -        18,099        18,099

Exercise of stock
 options                       -          28             -            28
                          ------     -------       -------       -------
Balance,
 September 27, 1996      $   147    $ 93,128      $ 53,753      $147,028
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

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $17.5 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The accompanying consolidated statements of operations include the operations of Hartco, since the acquisition, which occurred on June 28, 1996.

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
                                                 =======

     The unaudited proforma results below assume the acquisition occurred at the beginning of the six-month interim periods ended June 28, 1996 and June 30, 1995 (in thousands, except per share data):

                                               Six Months Ended
                                             ---------------------
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



NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $37,012,000 at September 27, 1996 and $21,154,000 at December 29, 1995. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,445,000 at September 27, 1996 and $2,071,000 at December 29, 1995. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                         .   Sept. 27,    Dec. 29,
                                               1996         1995
                                             ---------------------
                                                 (in thousands)

     Raw materials                          $  55,154    $  42,088
     Work-in-process                            6,146        3,625
     Finished goods                            38,695       28,859
                                             --------     --------
          Total                             $  99,995    $  74,572
                                             ========     ========

NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                             Sept. 27,    Dec. 29,
                                               1996         1995
                                            ----------------------
                                                (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003                      $ 160,000    $ 160,000
     Capitalized lease obligations             17,612       19,547
     Industrial revenue bonds                  16,304        6,707
     Revolving note - Bank                      6,400            -
                                             --------     --------
                                              200,316      186,254
     Less: Current portion
          of long-term debt                    (2,565)      (3,210)
                                             --------     --------
                                            $ 197,751    $ 183,044
                                             ========     ========

     Letters of credit outstanding were $16.9 million at September 27, 1996 and $9.7 million at December 29, 1995, under a facility pursuant to which they can be renewed or replaced.

     On June 28, 1996, in connection with the acquisition of Hartco Flooring Company, the Company acquired $10,000,000, floating interest rate, City of Somerset, Kentucky, Industrial Revenue Bonds, due in full on August 1, 2009. These bonds were used to finance the Somerset, Kentucky hardwood flooring plant and are collateralized by a $10,000,000 letter of credit.



NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                             Sept. 27,    Dec. 29,
                                               1996         1995
                                             ---------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  28,076    $  24,229
          Trademark                            11,099       11,449
          Other                                 6,800        7,250
                                             --------     --------
             Total                          $  45,975    $  42,928
                                             ========     ========
     Deferred Tax Asset:
          Other                             $   7,138    $   3,955
                                             --------     --------
             Total                          $   7,138    $   3,955
                                             ========     ========

     The provision for income taxes consists of the following:

                                                  Nine Months Ended
                                                ---------------------
                                                Sept. 27,   Sept. 29,
                                                  1996        1995
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   9,530   $  9,775
          State and local                           1,848      1,273
                                                 --------    -------
                                                $  11,378   $ 11,048
                                                 ========    =======
     Deferred:
          Federal                               $    (324)  $   (669)
          State and local                              25        (82)
                                                 --------    -------
                                                $    (299)  $   (751)
                                                 ========    =======
     Total                                      $  11,079   $ 10,297
                                                 ========    =======

     The tax provision for the periods ending September 27, 1996 and September 29, 1995 is 38.0% and 38.6% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:

                                                   Nine Months Ended
                                                ----------------------
                                                 Sept. 27,   Sept. 29,
                                                  1996        1995
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $ 10,213     $  9,335
     Increase (decrease) from:
          State and local taxes                    1,226        1,147
          Amortization of goodwill                   437          448
          Foreign sales                             (270)        (209)
          Other book to tax differences, net        (527)        (424)
                                                 -------      -------
                                                $ 11,079     $ 10,297
                                                 =======      =======


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the nine months ended September 27, 1996 were $384.9 million compared to $339.5 million for the nine months ended September 29, 1995, representing a 13.4% increase. The nine months and third quarter ended September 27, 1996 includes the results for Hartco Flooring Company, since June 28, 1996, the acquisition date. (See Note 1 of Notes to Consolidated Financial Statements)

     Net sales for the three months ended September 27, 1996 were $142.9 million compared to $115.7 million for the three months ended September 29, 1995, representing a 23.5% increase. Flooring Division sales were up 46.4% over the comparable period in 1995. Cabinet Division sales in the third quarter of 1996, without the impact of the decline in sales from the discontinued Beltsville Building Products unit, were equal to those of the same period in 1995.

GROSS PROFIT

     Gross profit for the nine months ended September 27, 1996 amounted to $95.0 million, or 24.7% of net sales, compared to $86.7 million, or 25.5% of net sales, in the same period in 1995. The lower gross profit in the 1996 nine month period was caused primarily by three factors: the effects of competitive market conditions in the flooring business, primarily in the first quarter; the impact during the first half of 1996 related to the closing of the Building Materials Division; and the impact on third quarter operations of somewhat lower gross margins in the newly-acquired Hartco Flooring unit.

     Gross profit for the three months ended September 27, 1996 was $34.8 million, or 24.3% of net sales, compared to $27.9 million, or 24.1% of net sales, in the same period in 1995. As discussed, Hartco Flooring gross margins for the quarter were slightly lower than in the remaining flooring operations. The Flooring Division has had the benefit of stable lumber costs and higher unit sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $50.0 million, or 13.0% of net sales, for the nine months ended September 27, 1996 compared to $45.2 million, or 13.3% of net sales, for the nine months ended September 29, 1995. The total spending increase of $4.8 million is primarily selling expense required to support the higher sales and is also due to the selling and administrative expenses for Hartco Flooring in the third quarter of 1996. Administrative expenses, including Hartco Flooring, in absolute amounts were flat compared to the 1995 nine month period.

     Selling, general and administrative expenses amounted to $18.1 million, or 12.6% of net sales, for the three months ended September 27, 1996 compared to $14.4 million, or 12.4% of net sales, for the three months ended September 29, 1995. The higher spending levels were primarily selling expenses such as advertising, marketing and field sales expenses. In the current quarter, the administrative expenses, after excluding Hartco Flooring, were flat compared to the same quarter in 1995.

OPERATING INCOME

     Operating income for the nine months ended September 27, 1996 was $43.8 million compared to $40.3 million for the nine months ended September 29, 1995.

     Operating income for the three months ended September 27, 1996 was $16.2 million compared to $13.2 million in the same period in 1995.

INTEREST EXPENSE

     Interest expense for the nine months ended September 27, 1996 was $14.6 million compared to $13.7 million for the nine months ended September 29, 1995. Interest expense for the three months ended September 27, 1996 was $5.3 million compared to $4.5 million for the three months period ended September 29, 1995. In both the nine month and the three month periods in 1996, the higher cost is due to the financing of the acquisition of Hartco Flooring Company and the assumption of debt relating to the acquisition of Hartco Flooring Company.

NET INCOME

     Net income for the nine months ended September 27, 1996 was $18.1 million or $1.21 per share, compared to $16.4 million, or $1.11 per share, for the nine months ended September 29, 1995.

     Net income for the three months ended September 27, 1996 was $6.8 million, or $0.45 per share, compared to $5.4 million, or $0.36 per share, for the three months ended September 29, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 27, 1996, cash decreased by $27.6 million due principally to the cash used to purchase the stock of Hartco Flooring Company (See Note 1 of Notes to Consolidated Financial Statements).

     At September 27, 1996, the Company had working capital of $113.1 million, or 25.1% of total assets, and $66.7 million of unused bank borrowing capacity.

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



PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re-computation of per share
                                 earnings

                       27     -  Financial Data Schedule for the nine month
                                 interim period ended September 27, 1996.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) During the quarter ended September 27, 1996, a Current Report on Form 8-K dated June 28, 1996 was filed to report the Company's acquisition of Hartco Flooring Company, and a Form 8-K/A Amendment No. 1 thereto was subsequently filed within the time period permitted by Form 8-K to include the financial statements of Hartco Flooring Company and the pro-forma financial information required by Form 8-K.





SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  November 11, 1996        By:  /s/ M. Joseph McHugh
      ------------------        -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  November 11, 1996        By:  /s/ Robert J. Symon
      ------------------        -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)




                                                                   EXHIBIT 11

                           TRIANGLE PACIFIC CORP.
                      COMPUTATION OF NET INCOME PER SHARE

                              NINE MONTHS ENDED          THREE MONTHS ENDED
                            ----------------------     ----------------------
                             SEPT. 27,    SEPT. 29,    SEPT. 27,   SEPT. 29,
                               1996         1995         1996        1995
                            ----------   ----------   ----------   ----------
Net Income                 $18,099,000  $16,374,000  $ 6,762,000  $ 5,379,000
                            ==========   ==========   ==========   ==========
Shares outstanding
 beginning of
 period                     14,663,365   14,662,609   14,668,016   14,663,365

Weighted average number
 of shares issued from
 exercise of stock options       3,740          504            -            -
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding      14,667,105   14,663,113   14,668,016   14,663,365

Shares issuable from assumed
 exercise of stock options,
 reduced by the  number of
 shares which could have
 been purchased with the
 proceeds from exercise of
 such options                  290,636      110,898      354,725      174,910
                            ----------   ----------   ----------   ----------
Weighted average  number
 of shares  outstanding as
  adjusted                  14,957,741   14,774,011   15,022,741   14,838,275
                            ==========   ==========   ==========   ==========

Primary income per common
 and common equivalent
 share                     $      1.21  $      1.11  $      0.45  $      0.36
                            ==========   ==========   ==========   ==========
Assuming full dilution:

Weighted average number
 of shares outstanding      14,667,105   14,663,113   14,668,016   14,663,365

Shares issuable from
 assumed exercise of
 stock options reduced
 by the number of shares
 which could have been
 purchased with the
 proceeds from exercise
 of such options               373,545      173,057      373,545      174,910
                            ----------   ----------   ----------   ----------

Weighted average number
 of shares outstanding as
 adjusted                   15,040,650   14,836,170   15,041,561   14,838,275
                            ==========   ==========   ==========   ==========

Fully diluted income per
 common and common
 equivalent share          $      1.20  $      1.10  $      0.45  $      0.36
                            ==========   ==========   ==========   ==========



16