Form 10-K
period 1997-01-03
TRIANGLE PACIFIC CORP
filed 1997-04-01
CIK 230602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             January 3, 1997
                         ----------------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 1, 1997, the aggregate market value of the registrant's common stock held by non-affiliates was $402,239,546.

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 1, 1997: Common Stock - 14,712,083 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates certain information by reference from the registrant's Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held May 7, 1997.

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

    The Company's operations are conducted through a single business segment which consists of the manufacture and distribution of building products. The Company, through its Flooring Division, produces and sells hardwood flooring and other flooring and related products and, through its Cabinet Division, manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. The Company's products are also used for commercial applications such as retail stores and restaurants. The Company's business is seasonal, with demand for its products generally highest between April and November.

    Presented below is a summary of sales results for each of the fiscal years 1991 through 1996.

                     1996      1995      1994      1993      1992      1991
                    ---------------------------------------------------------
                                    (in millions)
Net Sales:

 Flooring Division  $ 336.4   $ 261.8   $ 244.0   $ 202.0   $ 152.9   $ 117.2

 Cabinet Division*    197.9     197.1     166.2     144.3     139.9     138.9
                     ------    ------    ------    ------    ------    ------
 Total Net Sales    $ 534.3   $ 458.9   $ 410.2   $ 346.3   $ 292.8   $ 256.1
                     ======    ======    ======    ======    ======    ======




    *In 1996, Building Products financal results were combined with those of the Cabinet Division. All previous years have been restated to reflect this change.


Bruce, Premier, Coastal Woodlands, Crystalguard, Expressions, Flexform, Herringstrip, Jewels Of Nature, Kennedale, Kingsford, Natural Reflections, Pattern Plus,Plantation, Somerset, Traffic Zone, Wearmaster, Aspen, Hampton, Quadric, Tiara, Tudor and Vantage are Trademarks or Registered Trademarks of Triangle Pacific Corp.

Flooring Division
-----------------

    The Company's Flooring Division is the largest and best known manufacturer of hardwood flooring in the world. The Company produces a complete line of hardwood flooring products and believes that it is generally recognized for its superior quality and service. The Company offers four distinct brand names; Bruce, Hartco, Premier and Traffic Zone.

Industry Overview
-----------------

    Hardwood flooring competes primarily with carpet, vinyl, tile and high pressure laminate flooring in the floorcovering market. The Company believes that the principal competitive factors in the floorcovering market are aesthetic appeal, price, durability and ease of installation and maintenance.

    Sales of hardwood flooring in the United States are growing at a rate of 8% per year, more than twice as fast as the entire floorcovering industry as a whole. The Company believes that the growth of hardwood flooring sales is due to increased consumer preference for the aesthetic appeal of hardwood flooring and technological advances in the production, installation and maintenance of hardwood flooring, which allows wood flooring to compete favorably in total cost with other flooring products.

Products and Product Development
--------------------------------

    The Company offers approximately 1200 varieties of hardwood flooring and related products in a multitude of wood species, grades, sizes, styles and finishes. The Company's hardwood flooring products are generally available in various widths and lengths and are differentiated in terms of quality and price based primarily on whether the product is finished or unfinished and on the grade of the raw materials used to produce the product.

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

    Also in 1995, the Company introduced a new product group, high pressure laminate flooring. This product, which is called Traffic Zone, features a CrystalGuard melamine wear-layer surface over a high-density fiberboard core. It offers superior wear characteristics in a variety of overlays that simulate fine wood finishes as well as marble, granite, and other materials. Traffic Zone is designed for consumers who want highly durable, easy-care, hard surface floorcovering as an alternative to sheet vinyl, vinyl tile and carpet. In addition to a residential product line of 24 styles and colors, the Company also offers a commercial-grade version called Traffic Zone Elite, which provides even greater durability for high-traffic areas.

    One of the benefits of the Hartco acquisition (see below) was a sophisticated research and development center in Oneida, Tennessee, where the Company has consolidated the Flooring Division's R & D efforts. The Company believes this facility will further enhance its ability to stay on the leading edge of product, manufacturing and engineering technology.

Manufacturing
-------------

    The Company manufactures its 3/4" thick solid oak hardwood flooring products at its plants in Nashville and Jackson, Tennessee, Beverly, West Virginia, West Plains, Missouri and Oneida, Tennessee. The Beverly, West Virginia plant also produces 5/16" thick solid strip prefinished flooring.
The Company manufactures its 3/8" thick laminated hardwood flooring products at its plants in Center, Texas, Port Gibson, Mississippi, Statesville, North Carolina and Somerset, Kentucky. The Center plant produces sufficient 1/8" thick oak veneer to supply approximately one-half of its veneer requirements. The Port Gibson, Mississippi plant supplies most of the remainder of the Center plant's veneer requirements and a portion of the veneer requirements for the Statesville plant for the production of 3/8" thick laminated products. The Company manufactures its 5/16" thick solid parquet products at its plants in Jackson and Oneida, Tennessee in addition to its production of 3/4" thick product.

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

    The 1994 expansion of its Beverly, West Virginia, and Port Gibson, Mississippi, plants gave the Company additional manufacturing capacity, along with the acquisition of Premier Wood Floors in Statesville, North Carolina. Following the acquisition, the Company improved productivity in Premier's operations and broadened the Premier product line to include 3/4" thick solid strip and 5/16" thick solid parquet. Further efficiencies were achieved at all plants.

    In 1996, the Company acquired Hartco Flooring Company. This acquisition added manufacturing capacity to the Company without incurring larger capital expenditures required for new construction.

    The following table sets forth certain information concerning the manufacturing facilities operated by the Flooring Division.

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

Beverly, WV (1)      Leased   5/16" thick solid strip;
                              pre-finished
                              and 3/4" thick strip;
                              pre-finished, unfinished

Jackson, TN (2)      Owned    5/16" thick solid parquet;
                              pre-finished, unfinished
                              3/4" thick strip; unfinished

Center, TX (3)       Owned    3/8" thick laminated strip,
                              plank and parquet; pre-finished,
                              unfinished

Port Gibson, MS (3)  Owned    3/8" thick laminated strip,
                              plank and parquet; pre-finished,
                              unfinished

Statesville, NC      Owned    3/8" thick laminated strip,
                              plank, pre-finished, unfinished


Oneida, TN           Owned    5/16" thick solid parquet;
                              pre-finished, unfinished
                              3/4" thick strip; unfinished

Somerset, KY         Owned    3/8" thick laminated strip,
                              plank, pre-finished, unfinished

------------------
(1) During 1995, the operating lease agreement was amended to allow for a purchase option of $1 until 2018. The Company recorded the present value of the remaining future minimum lease payments as a capitalized lease asset and related capitalized lease obligation.

(2) The Jackson plant also manufactures kitchen cabinet front frame parts used by the Cabinet Division in cabinet production. See "- Cabinet Division - Manufacturing" below.

(3) The Center and Port Gibson plants also produce 1/8" thick veneer, which is used in the manufacture of 3/8" thick laminated products at these plants and at the Statesville, N.C. plant.

    Raw materials for the hardwood flooring products produced at the Nashville, Jackson, Beverly, West Plains, Oneida and Somerset plants consist primarily of rough cut oak lumber. Each plant obtains lumber from local independent sawmill operators, purchasing entire truckloads of ungraded, mixed specie lumber. The Company maintains an inventory of purchased lumber which is sufficient for approximately three to four months of operations. The quality and efficiency of lumber purchasing and grading operations are important determinants of manufacturing yields and productivity.

    Purchased lumber is stacked for drying in the open air for 90 to 120 days, and then placed in dry kilns for approximately five to seven days to reduce moisture content. Where necessary, the Company operates pre-drying kilns, which shorten the required open-air drying time. The Company's drying processes are another important determinant of satisfactory product yields. Following drying, the flooring-grade lumber is cut into various sizes of strip, plank and parquet flooring. The products are then sanded and, in most cases, beveled. A majority of the Company's products are pre-finished with a urethane or combination stain and wax finish. Pre-finished products are more durable and do not require a time-consuming sanding and finishing process at the installation site. The Company also treats a portion of its 3/8" thick laminated product with an acrylic impregnating process to produce its Wear Master line of commercial flooring. Hartco produces Pattern Plus, an acrylic-impregnated engineered product at its Oneida plant. The Statesville, N.C. plant purchases veneer from outside sources and also obtains veneer from the Port Gibson plant, which is converted into laminated products.

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

Sales
-----

    The Flooring Division sells its products to independent wholesale floorcovering distributors located throughout the United States and a number of other countries. Most distributors handle a diverse line of floorcovering products in addition to hardwood flooring. The Company's distributors sell their products to retail floorcovering dealers, installation contractors, builders, remodelers and retail home center stores. The Company believes that new home construction and remodeling account for approximately 40% and 60%, respectively, of its hardwood flooring sales.

    The Bruce trademark is a valuable asset because of its significant brand name recognition. Based on independent surveys, the Company believes that the Bruce name is one of the best recognized consumer brand names of any floorcovering product. Sales and marketing efforts for Bruce flooring are designed to heighten Bruce's brand name recognition among end users. The Company advertises its Bruce flooring products in national and regional publications including House Beautiful, Better Homes and Gardens, Sunset, Southern Living and others.

    The addition of Hartco's distributors in 1996 expanded our overall presence in the marketplace. This expanded access to the market is strengthened by our ability to offer four distinct brands - Bruce, Hartco, Premier and Traffic Zone.

    The Company has developed Bruce product displays, more than 55,000 of which have been placed in floorcovering dealer showrooms across the U.S. Additionally, Hartco, Premier and Traffic Zone have placed more than 1,800, 3,200, and 4,500 displays, respectively, in floor covering dealer showrooms. These product displays are available in a variety of sizes designed to accommodate the varying floor spaces available in dealer showrooms. The Company has also developed marketing programs specifically tailored to retail home center stores and commercial users and has developed displays to demonstrate the ease of do-it-yourself installation of hardwood floors. The do-it-yourself installation displays have been placed in floorcovering retailers, lumber yards, home centers and other do-it-yourself specialty stores. Management believes that both the product displays and the do-it-yourself installation displays are important sales promotion devices.

    The Company operates a Flooring Division training facility at its Nashville plant to give its Bruce, Hartco, Premier and Traffic Zone floorcovering distributors, dealers and contractors, training in the sale, installation and maintenance of hardwood and high pressure laminate floors. Providing this training results in better educated resellers and installers, which the Company believes should enhance their ability to sell more Bruce products and improve consumer satisfaction with the installed products.

    The Flooring Division currently has salespersons who are assigned geographical sales territories. In addition to making direct sales to independent distributors, the sales force assists distributors in broadening their market penetration by making joint sales calls on dealers, conducting installation training for distributors and their customers, and advising on the use of advertising and special product promotions. Salespersons earn bonuses, in addition to their salaries, based on volume and sales mix.

Competition
-----------

    While the Flooring Division is currently the largest manufacturer of hardwood flooring in the world, it is a small part of the highly competitive floor-covering market. The floor-covering market includes companies which are substantially larger in sales and financial resources then the Company. Also,the domestic floor-covering industry is facing greater competition from imported flooring products.

    The floorcovering industry, which includes carpet, sheet vinyl, vinyl tile, hardwood, high pressure laminate, and ceramic tile, is highly competitive. The principal competitive factors in floorcovering are aesthetic appeal, price, durability and ease of installation and maintenance. Hardwood flooring is generally more durable than other floorcoverings. Thus, although the average selling price of hardwood flooring is higher than that of the selling price of most other floorcoverings, the Company believes that the overall cost is competitive after taking into account average product life, maintenance expenses and removal and replacement costs.

    The Company believes it competes favorably based on the high quality of the Company's products and the additional product support services offered by the Company and on the Company's network of independent distributors, its production of a complete line of hardwood flooring products, its innovative product development and manufacturing technology, and its well-known brand names and trademarks.

Cabinet Division
----------------

Industry Overview
-----------------

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

    The entire cabinet manufacturing industry is characterized by substantial excess capacity. In the late 1970's, new construction expanded to meet the demands of more than two million housing starts annually, plus remodeling. Price competition is severe, due principally to the excess industry capacity.

Products and Product Development
--------------------------------

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

    During the latter part of 1994 and throughout 1995, the Company revamped its product line to improve marketability and mix of offerings. Among the many innovations that have emerged from this effort is a new line called Coronet, which is made of Plantation hardwood from Malaysia. Months of testing and research preceded the use of this new raw material, which produces an end product of the same durability and styling as other woods, but which can be sold at a lower price point. The Company also completed the introduction of the Vantage Collection of melamine laminate products, aimed primarily at the multi-family housing market. With 24 product choices and five different price points, the Vantage Collection offers builders a wide variety of styles and prices. In its continuing effort to offer more value to builders and end-users, the Company introduced the Aspen Collection, a line of thermofoil-process products which feature high-quality vinyl laminates applied to fiberboard. Through innovative manufacturing techniques, the Company was able to produce a lower-priced version of this popular line, available in maple and white finishes, for the townhouse and single-family housing market.

    In 1996, the Company introduced Quadric. Unlike most thermofoil cabinets, Quadric features truly square corners in both doors and drawer fronts, achieved by extra steps in milling that duplicate the look of fine custom cabinetry at very competitive prices. Also introduced in 1996 were four new door styles: Tiara, Tiara Arched, Tudor and Tudor Arched.

Manufacturing
-------------

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

    The following table sets forth certain information concerning the Company's cabinet manufacturing facilities:

                     Owned/
Location             Leased            Product
--------             ------     --------------------

Auburn, NE           Owned      Kitchen and bathroom
                                cabinets

Jefferson City, TN   Owned      Kitchen and bathroom
                                frameless cabinets

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

    Sheet stock is a commodity product purchased from a variety of suppliers. The Company obtains its dimension parts, consisting of front frame parts, primarily from its manufacturing facility located at the hardwood flooring plant in Jackson, Tennessee. See "- Flooring Division - Manufacturing" above. The Company discontinued the production of cabinet doors and drawer fronts at its Jackson dimension plant at the end of February, 1997. The Company manufacturers finished end panels at its Morristown, Tennessee cabinet plants. Finishing materials and hardware are purchased from several suppliers.

    The Cabinet Division is not dependent on any single supplier for any of its raw materials or component parts, other than the Jackson front frame parts plant. The Company believes its sources of supply are adequate to meet its needs. Imports from foreign suppliers, which account for less than ten percent of the Company's cabinet materials, consist of wood veneer, laminated veneer door panels and certain hardware items. While the Company maintains insurance coverage on all of its properties, including the Jackson dimension parts plant, the loss of that plant could have an adverse effect on the Company's operations. See "- Properties" below.

Sales and Marketing
-------------------

    The Company distributes its cabinets directly from the factories and also through Company-operated distribution centers in major markets across the country. These centers, which cater largely to builders and remodeling contractors, generate more than 50% of the Cabinet Division's total sales.

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

    The Company provides personal computer software for use primarily by retail home center stores to create complete kitchen floor plans, including elevations and product specification lists, with related prices, based on room measurements provided by customers. Management believes this software package to be a significant sales aid.

    The Cabinet Division has one of the largest sales forces in the cabinet industry, currently employing approximately 225 salespersons. The sales force makes direct sales and service calls on builders, independent distributors and retail home center stores, and offers kitchen design, cabinet installation and cabinet display and marketing advice to retail home center stores and independent distributors. Most sales personnel are affiliated with one of the Company's distribution centers and are responsible for sales to all customers within their sales area including sales of cabinets directly by the plant.
The Cabinet Division maintains a competitive salary base and provides performance incentives by compensating its sales force with bonuses tied to volume and profitability.

Competition
-----------

    The Company is one of the largest manufacturers of kitchen and bathroom cabinets in the U.S.

    The cabinet industry is a mature, highly competitive, regionalized and highly fragmented industry with thousands of cabinet makers competing primarily on a local basis. There is a relatively high manual labor content in cabinet products. Because of the low capital requirements for cabinet assembly, it is relatively easy and inexpensive for small cabinet makers to enter the industry as manufacturing competitors. In addition, high transportation costs limit the area to which a manufacturer can ship cabinets and still remain competitive. This has led the Company, and more recently, some of its larger competitors, to open regional manufacturing plants and distribution centers. The Company's seven regional manufacturing plants and 48 Company-operated distribution centers are important factors in the Company's ability to maintain cost and price competitiveness with local and regional manufacturers.

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

Building Products Division
--------------------------

    As of January 1996, the Company elected to discontinue the sale of lumber, which had remained a low-profit item, and to consolidate the building products division into the Cabinet Division. Beginning with the first quarter of 1996, the financial results of this operation has been combined with those of the Cabinet Division. The Beltsville facility will continue to be a cabinet distribution warehouse and showroom.

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

Employees
---------

    As of January 3, 1997, the Company employed approximately 4,967 persons, of which 3,340 were employed by the Flooring Division, 1,568 by the Cabinet Division, and the remainder in the Company's headquarters and other operations. The Company has entered into collective bargaining agreements with hourly employees at four of its nine hardwood flooring plants, and three of its six cabinet plants covering in the aggregate approximately 1,998 employees. Management considers its employee relations to be satisfactory.

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

ITEM 2.     PROPERTIES

    The Company's principal manufacturing facilities are described under "- Flooring Division - Manufacturing" and "- Cabinet Division - Manufacturing" above. Management believes that the Company's plants and properties are generally well-maintained and in good operating condition.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Executive Officers of the Registrant
------------------------------------

    Set forth below as of March 1, 1997 are the names, ages and principal occupations of the executive officers of the Company, as well as certain other information concerning their business experience.

    Name and Positions held        Principal Occupation
    with the Company               and Other Information
    -----------------------        ---------------------

    Floyd F. Sherman               Mr. Sherman has served as Chairman
    Chairman of the Board of       of the Board and Chief Executive
    Directors, and Chief           Officer since July, 1992.  Prior to
    Executive Officer              November, 1994 he served as
                                   President of the Company since 1981.
                                   Prior to 1981, he served as
                                   Executive Vice President of the
                                   Company.  Mr. Sherman is 57 years
                                   old and became a director of the
                                   Company in 1982.

    M. Joseph McHugh               Mr. McHugh has served as President
    Director, President            and Chief Operating Officer of the
    and Chief Operating            Company since November, 1994.
    Officer                        Prior thereto, he served as Senior
                                   Executive Vice President and
                                   Treasurer of the Company since 1981.
                                   Prior to 1981, he served as
                                   Executive Vice President of the
                                   Company.  He became a director of
                                   the Company in 1986.  Mr. McHugh is
                                   also a director of Pillowtex
                                   Corporation.  He is 59 years old.

    Robert J. Symon                Mr. Symon has served as Executive
    Executive Vice President,      Vice President, Treasurer and
    Treasurer and Chief            Chief Financial Officer of the
    Financial Officer              Company since November, 1994.  Prior
                                   thereto, he served as Vice President
                                   - Controller of the Company since
                                   1978.  Mr. Symon is 65 years old and
                                   served as a director of the Company
                                   from December 1988 to June 1992.

    Darryl T. Marchand             Mr. Marchand has served as Vice
    Vice President, Secretary      President, Secretary and General
    and General Counsel            Counsel of the Company since 1986.
                                   Prior thereto, he served as Vice
                                   President - Legal of the Company
                                   from 1981 to 1986 and as Treasurer
                                   from February to August, 1981.  Mr.
                                   Marchand is 54 years old.

    Charles A. Engle               Mr. Engle has served as President of
    Vice President                 the Cabinet Division since January,
                                   1996.  Prior thereto, he served as Vice
                                   President of the Company since 1979.
                                   Mr. Engle is 53 years old.

    John W. Esch                   Mr. Esch has served as a Vice
    Vice President                 President of the Company since
                                   November, 1994.  He has been a
                                   division Controller of the Cabinet
                                   Division since 1977.  Mr. Esch is
                                   52 years old.

    James T. Fidler                Mr. Fidler has served as a Vice
    Vice President                 President of the Company since 1981.
                                   He has been Vice President-Operations
                                   since August, 1995.  Prior thereto, he
                                   was Director-Management Information
                                   Operations for the Company.  Mr. Fidler
                                   is 54 years old.

    Michael J. Kearins             Mr. Kearins has served as a Vice
    Vice President                 President of the Company since 1985.
                                   He had been a divisional Vice
                                   President of sales of the Bruce
                                   Hardwood Floors Division from
                                   December, 1983 to May, 1985.  He is
                                   primarily responsible for sales and
                                   marketing in the Bruce Hardwood
                                   Floors Division.  Prior to 1983, he
                                   had been a Regional Sales Manager of
                                   the Company.  Mr. Kearins is 50
                                   years old.

    E. Dwain Plaster               Mr. Plaster has served as a Vice
    Vice President                 President of the Company since
                                   November, 1994.  He has been a
                                   divisional Controller of the Bruce
                                   Hardwood Floors Division since 1977.
                                   Mr. Plaster is 47 years old.

    James E. Price                 Mr. Price has served as a Vice
    Vice President                 President of the Company since
                                   November, 1994.  He has been Vice
                                   President of manufacturing of the
                                   Bruce Hardwood Floors Division since
                                   March, 1993.  Prior thereto, he was
                                   General Manager of that division
                                   since 1984.  He had been a Plant
                                   Manager of the Company since 1979.
                                   Mr. Price is 54 years old.

    Allen Silver                   Mr. Silver has served as a Vice
    Vice President                 President of the Company since 1985.
                                   Prior to that time he had been a
                                   divisional Vice President of
                                   manufacturing of the Cabinet
                                   Division.  Mr. Silver is 57 years
                                   old.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    A)   Price range of common stock

    The following table shows the range of market prices for the common stock on the NASDAQ National Market System for each quarter during the past two fiscal years.

                                         Market Price
         1995                           High      Low
         ----                          ------    ------
         First Quarter                 14        11-7/8
         Second Quarter                17-3/8    12-7/8
         Third Quarter                 19-1/8    14-5/8
         Fourth Quarter                18-3/4    15-1/4

         1996
         ----
         First Quarter                 18-1/8    15-3/4
         Second Quarter                21-3/8    16-3/8
         Third Quarter                 22-3/4    19
         Fourth Quarter                24-7/8    19-3/4

B)   Approximate number of equity security holders (As of January
     3, 1997)

         Class of Security             Number of Record Holders
         -----------------             ------------------------

         Common Stock ($.01 par value)     4,100

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share amounts)

    The selected consolidated financial data of the Company presented below for the five fiscal years ended January 3, 1997 was derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included herein.

               Fiscal    Fiscal    Fiscal    Fiscal    Seven     Five
               year      year      year      year      months    months
               ended     ended     ended     ended     ended     ended
INCOME         Jan.      Dec.      Dec.      Dec.      Jan.      June
STATEMENT      3,        29,       30,       31,       1,        8,
DATA           1997      1995      1994      1993      1993      1992(1)
              ----------------------------------------------------------
Net sales    $534,261   $458,868  $410,159  $346,296  $173,426  $119,417
Cost of sales 402,759    342,348   300,160   269,360   137,413    90,991
              ----------------------------------------------------------
Gross profit  131,502    116,520   109,999    76,936    36,013    28,426
Selling,
 general and
 admin-
 istrative     68,611     60,841    57,928    44,213    27,179    19,404
Gain on
 insurance
 settlement         -          -         -         -    (1,350)   (3,624)
Amortization
 of goodwill    1,739      1,520     1,520     1,613       884     1,863
Interest       19,719     18,380    18,920    19,406    11,289    25,786
              ----------------------------------------------------------
Income (loss)
 before income
 taxes and
 extra-
 ordinary
 items         41,433     35,779    31,631    11,704    (1,989)  (15,003)
Provision
 (benefit) for
 income taxes  15,809     13,774    12,829     4,501      (940)        -
             -----------------------------------------------------------
Income (loss)
 before extra-
 ordinary
 items         25,624     22,005    18,802     7,203    (1,049)  (15,003)
Extraordinary
 items - gain
 from extin-
 guishment
 of debt            -          -         -         -         -   201,308
 - Loss from
 repayment of
 debt               -          -         -   (11,307)        -         -
             -----------------------------------------------------------
Net income
 (loss)      $ 25,624   $ 22,005  $ 18,802  $ (4,104) $ (1,049) $186,305
             ===========================================================

Per share
 data: (2)
Net income (loss)
 before
extraordinary
 items       $   1.71   $   1.49  $   1.28  $   0.74  $ (0.16)
Net income
 (loss)      $   1.71   $   1.49  $   1.28  $  (0.42) $ (0.16)

Weighted average
 shares out-
 standing      15,005     14,815    14,660     9,714    6,707

               Jan.      Dec.      Dec.      Dec.      Jan.      June
BALANCE        3,        29,       30,       31,       1,        8,
SHEET DATA     1997      1995      1994      1993      1993      1992(1)
              ---------------------------------------------------------
Working
 capital    $114,509   $113,397  $ 94,354  $ 74,082  $ 53,480  $ 79,421
Total assets 449,963    399,815   363,451   326,545   302,259   323,563
Long-term
 debt, net
 of current
 portion     190,604    183,044   168,388   162,897   198,332   222,483
Common
 shareholders'
 investment  154,637    128,901   106,894    88,047    18,951    20,000

[FN]
__________
(1) In connection with the Company's June 8, 1992 Restructuring, the Company applied quasi-reorganization accounting procedures.
(2) As the Company was a whollyowned subsidiary of another company, earnings per share for the periods prior to June 8, 1992, are not meaningful.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

    The following table sets forth selected information concerning the Company's results of operations for fiscal 1996, 1995 and 1994.

                                              Fiscal Year
                                -------------------------------------
                                  1996           1995           1994
                                -------------------------------------
                                         (Dollars in millions)
Net sales:
    Flooring                    $ 336.4        $ 261.8        $ 244.0
    Cabinets                      197.9          197.1          166.2
                                 ------         ------         ------
         Total net sales          534.3          458.9          410.2
                                 ------         ------         ------

Gross profit                      131.5          116.5          110.0
Selling, general and
    administrative expenses        68.6           60.8           57.9
Amortization of goodwill            1.7            1.5            1.5
                                 ------         ------         ------
Operating income                $  61.2        $  54.2        $  50.6
                                 ======         ======         ======

As a percent of net sales:
    Gross profit                   24.6%          25.4%          26.8%
    Selling, general and
         administrative expenses   12.8           13.3           14.1
    Operating income               11.4           11.8           12.3

Fiscal year 1996 compared to fiscal year 1995
---------------------------------------------

    Net sales for fiscal 1996 were $534.3 million, an increase of 16.4% over 1995 net sales of $458.9 million.

    Net sales for the Flooring Division increased 28.5% to $336.4 million from $261.8 million in the prior year. These results benefited from the acquisition of Hartco Flooring Company in June, 1996. Unit sales of hardwood flooring increased 29.6%, and without Hartco the increase in units was 13.5%. The National Oak Flooring Manufacturers Association (NOFMA) reported that 3/4" thick flooring sales increased 11.3% in units in 1996. Without Bruce, NOFMA's growth for 3/4" thick industry shipments increased 9.2%. The Bruce flooring unit, which is the major producer of 3/4" thick flooring, increased 13.7% in units in 1996. International sales were 11.5% of total flooring sales, which represented an increase of 55.6% in 1996.

    Cabinet Division net sales, without the impact of the decline in sales from the discontinued sales of the Beltsville Building Products unit, increased 8.0%, which represents a growth in unit sales of 5.1% and an average unit selling price increase of 2.8%. Cabinet industry shipments in 1996, as reported by the Kitchen Cabinet Manufacturers Association, were 74 million units, an increase of 2.5% over 1995.

    Consolidated gross profit for 1996 was $131.5 million, or 24.6% of net sales, compared to $116.5 million, or 25.4% of net sales in 1995. The decrease in gross profit percentage in 1996 was caused primarily by three factors: lower prices in the Flooring Division which were down 1.1% for the year; expenses incurred in the first half of 1996 related to the closing of the Building Products Division; and higher lumber costs, primarily in the fourth quarter.

    Selling, general and administrative expenses were $68.6 million, or 12.8% of net sales in 1996, compared to $60.8 million or 13.3% of net sales in 1995. The total spending increase of $7.8 million was primarily due to marketing and selling expenses required to support the higher sales, and to the selling and administrative expenses of Hartco since June 28, 1996.

    Operating income was $61.2 million, or 11.4% of net sales in 1996, compared to $54.2 million, or 11.8% of net sales in 1995.

    Interest expense was $19.7 million in 1996, compared to $18.4 million in 1995. The higher interest expense is attributable to the cost of financing the acquisition of Hartco Flooring Company in June, 1996.

    Net income for 1996 was $25.6 million, compared to $22.0 million in 1995, an increase of 16.4% on a 16.4% increase in net sales.

Fiscal year 1995 compared to fiscal year 1994
---------------------------------------------

    Record net sales for 1995 were $458.9 million, or 11.9% greater than the $410.2 million in net sales for fiscal 1994. This was in spite of a 7.8% decline in housing starts in 1995. Single-family starts were lower by 11.9%. Remodeling expenditures were flat and existing home sales were down 3.4%. Net sales for the Flooring Division increased 7.3% to $261.8 million from $244.0 million in the prior year. Unit sales of hardwood flooring products were up almost 10%. This compares to an increase in units of 7.3% reported by the National Oak Flooring Manufacturers Association.

    Cabinet Division net sales for 1995, excluding the Beltsville Building Products unit, were $183.2 million, or an increase of 25.1% over 1994 net sales of $146.5 million. This increase resulted primarily from an increase in unit sales of 12.2% and higher priced mix of cabinets sold. During 1995, we introduced many new Cabinet products and have completely revitalized the kitchen cabinet product line, and increased the number of Company-operated distribution centers and retail-remodeling showrooms. Cabinet sales to the remodeling sector were $47 million, up 20.5% over 1994. We also had significant increased sales to the single-family builder. In the government sector, where we are one of three cabinet suppliers to the City Housing Authorities, our sales were up 30.9%

    Net sales of the Building Products Division, now included in the Cabinet Division, decreased 25.1% in 1995 to $16.1 million compared to $21.5 million in 1994. The Company has decided to discontinue the sale of lumber, which was a low margin product, and to consolidate the Building Products Division into the Cabinet Division.

    Consolidated gross profit for 1995 was $116.5 million, or 25.4% of net
sales, compared to $110.0 million, or 26.8% of net sales in 1994.   A major
factor impacting gross margins in 1995 was the incentive pricing and promotional programs which were designed to increase sales in the Flooring Division. In 1995, the LIFO charge for lumber primarily in the Flooring Division, was $0.5 million. In 1994, we had a LIFO benefit of $2.7 million, resulting in a net difference between the two years of $3.2 million.

    Selling, general and administrative expenses were $60.8 million, or 13.2% of net sales in 1995, compared to $57.9 million, or 14.1% of net sales in 1994.

    Operating income was $54.2 million, or 11.8% of net sales in 1995, compared to $50.6 million, or 12.3% of net sales in 1994.

    Interest expense was $18.4 million in 1995 compared to $18.9 million in 1994. This decrease resulted primarily from an increase in short-term investment interest income.

    Net income for 1995 was $22.0 million compared to $18.8 million in 1994, an increase of 17% on an 11.9% increase in net sales.

Liquidity And Capital Resources
-------------------------------

    The Company has a Credit Facility which provides for up to $90 million of revolving credit loans for working capital and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At January 3, 1997, there were no borrowings under this facility.

    For the year ended January 3, 1997, cash decreased by $12.9 million. Net cash provided by operating activities was $40.5 million. Cash of $41.2 million was used for the acquisition of Hartco Flooring Company on June 28, 1996. In addition, cash of $12.4 million was used for additions to property, plant and equipment less proceeds from certain sales of assets and long-term debt payments.

    At January 3, 1997, the Company had working capital of $114.5 million, or 25.4% of total assets, and $70.4 million of unused bank borrowing capacity.

    The Company believes that borrowing availability under the Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and planned capital expenditures.

    This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Triangle Pacific Corp.:

    We have audited the accompanying consolidated balance sheets of Triangle Pacific Corp. and subsidiaries (a Delaware corporation) as of January 3, 1997, and December 29, 1995, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994. These financial statements and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Pacific Corp. and subsidiaries as of January 3, 1997, and December 29, 1995, and the results of their operations and their cash flows for the fiscal years ended January 3, 1997, December 29, 1995 and December 30, 1994, in conformity with general accepted accounting principles.

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




                                          Arthur Andersen LLP

Dallas, Texas
January 29, 1997

                     Triangle Pacific Corp. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)

                                                 January 3,      December 29,
                                                   1997            1995
                                                ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                   $  19,638        $  32,581
    Receivables (net of allowances of
         $3,053 and $2,588, respectively)          59,236           50,406
    Inventories                                    95,096           74,572
    Prepaid expenses                                3,713            4,735
                                                 --------         --------
         Total current assets                     177,683          162,294
                                                 --------         --------

Property, plant and equipment
    Land                                           15,537           15,855
    Buildings                                      56,274           49,808
    Equipment, furniture and fixtures             133,197          110,719
                                                 --------         --------
                                                  205,008          176,382
Less:  accumulated depreciation                    40,258           30,540
                                                 --------         --------
                                                  164,750          145,842
Other assets:
    Goodwill                                       70,986           55,090
    Trademark                                      28,333           29,133
    Deferred financing costs                        5,290            5,988
    Other                                           2,921            1,468
                                                 --------         --------
Total assets                                    $ 449,963        $ 399,815
                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
    Current portion of long-term debt           $   2,437        $   3,210
    Accounts payable                               18,520           17,086
    Accrued liabilities                            40,226           28,601
    Income taxes payable                            1,991                -
                                                 --------         --------
         Total current liabilities                 63,174           48,897
                                                 --------         --------

Long-term debt, net of current portion            190,604          183,044
Other long-term liabilities                         2,331                -
Deferred income taxes                              39,217           38,973
                                                 --------         --------
    Total liabilities                             295,326          270,914
                                                 --------         --------
Shareholders' investment:
    Common stock - $.01 par value,
      authorized shares - 30,000,000
      issued and outstanding shares -
      14,686,558 at January 3, 1997
      and 14,663,365 at December 29, 1995             147              147
    Additional paid-in capital                     93,212           93,100
    Retained earnings                              61,278           35,654
                                                 --------         --------
Total shareholders' investment                    154,637          128,901
                                                 --------         --------
Total liabilities and shareholders' investment  $ 449,963        $ 399,815
                                                 ========         ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    Triangle Pacific Corp. and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                             Fiscal Years Ended
                                ----------------------------------------------
                                  January 3,     December 29,     December 30,
                                     1997           1995              1994
                                -------------    ------------     ------------
Net sales                       $ 534,261        $ 458,868        $ 410,159
                                 ---------        ---------        ---------
Costs and expenses:
    Cost of sales                 402,759          342,348          300,160
    Selling, general and
       administrative              68,611           60,841           57,928
    Amortization of goodwill        1,739            1,520            1,520
    Interest                       19,719           18,380           18,920
                                 --------         --------         --------
                                  492,828          423,089          378,528
                                 --------         --------         --------
Income before income taxes         41,433           35,779           31,631
Provision for income taxes         15,809           13,774           12,829
                                 --------         --------         --------
Net income                      $  25,624        $  22,005        $  18,802
                                 ========         ========         ========

Per share data:
Net income                      $    1.71        $    1.49        $    1.28
Weighted average shares
    outstanding                    15,005           14,815           14,660




































The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Triangle Pacific Corp. and Subsidiaries
       Consolidated Statements of Changes in Shareholders' Investment
                               (In thousands)

                                      Additional     Retained
                            Common      Paid-In      Earnings
                            Stock       Capital      (Deficit)        Total
----------------------------------------------------------------------------
Balance, December 31, 1993  $ 146      $ 93,054      $ (5,153)      $ 88,047
Net income                      -             -        18,802         18,802
Exercise of stock options       1            44             -             45
----------------------------------------------------------------------------
Balance, December 30, 1994  $ 147      $ 93,098      $ 13,649       $106,894
Net income                      -             -        22,005         22,005
Exercise of stock options       -             2             -              2
----------------------------------------------------------------------------
Balance, December 29, 1995  $ 147      $ 93,100      $ 35,654       $128,901
Net income                      -             -        25,624         25,624
Stock incentive bonus
   shares issued                -            18             -             18
Exercise of stock options       -            94             -             94
----------------------------------------------------------------------------
Balance, January 3, 1997    $ 147      $ 93,212      $ 61,278       $154,637
============================================================================










































The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Triangle Pacific Corp. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (In Thousands)

                                              Fiscal Years Ended
                                    ------------------------------------------
                                    January 3,    December 29,    December 30,
                                      1997           1995            1994
------------------------------------------------------------------------------
Cash flows from operating
 activities:
    Net income                    $  25,624       $  22,005       $  18,802
    Adjustments:
      Depreciation                   11,946           9,439           8,217
      Deferred income taxes            (313)           (507)          2,163
      Amortization of goodwill
         and trademark                2,539           2,320           2,320
      Amortization of deferred
         financing costs                898           1,432           1,432
      Provision for doubtful
         accounts                       422             435             884
    Changes in assets and
     liabilities:
      Receivables                    (1,562)         (7,538)         (3,936)
      Inventories                    (6,306)         (3,672)         (6,328)
      Prepaid expenses                1,291            (801)            364
      Accounts payable                 (365)           (637)          4,238
      Accrued liabilities -
        other                         5,107            (197)          7,964
      Accrued liabilities -
        interest                       (204)           (641)          1,197
      Income taxes payable            1,991               -               -
      Other                            (575)            348            (278)
------------------------------------------------------------------------------
Net cash provided by operating
  activities                         40,493          21,986          37,039
------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property,
    plant and equipment               4,341              10             913
  Additions to property, plant
    and equipment                   (13,506)        (11,624)        (12,217)
  Acquisition of Hartco Flooring    (36,140)              -               -
  Acquisition of KREDA Bonds         (5,012)              -               -
  Acquisition of Premier Wood Floors      -               -          (5,123)
  Construction deposits                   -               -          (2,073)
------------------------------------------------------------------------------
Net cash (used) in investing
  activities                        (50,317)        (11,614)        (18,500)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowings               -               -           7,000
  Long-term debt payments            (3,213)         (3,767)         (1,449)
  Refinancing costs                       -            (712)            (14)
  Exercise of stock options              94               2              45
  Reimbursement of construction
    deposits                              -           1,780               -
------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities               (3,119)         (2,697)          5,582
------------------------------------------------------------------------------
Net increase (decrease) in cash   $ (12,943)      $   7,675       $  24,121
Cash and cash equivalents,
  beginning of period                32,581          24,906             785
------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                   $  19,638       $  32,581       $  24,906
==============================================================================

                   Triangle Pacific Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows (cont'd)
                                 (In Thousands)

                                                Fiscal Years Ended
                                    ------------------------------------------
                                    January 3,    December 29,    December 30,
                                      1997           1995            1994
------------------------------------------------------------------------------
Supplemental disclosures of cash
 flow information:

  Cash paid during the period for:
    Interest (net of amount
      capitalized)                $  18,352       $  18,603       $  16,969
    Income taxes                     13,391          17,831           8,935
















































The accompanying notes to consolidated financial statements are an integral part of these statements.

TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Triangle Pacific Corp. ("The Company") conducts its operations through a single business segment which consists of the manufacture and distribution of building products. The Company, through its Flooring Division, produces and sells hardwood flooring and other flooring and related products and, through its Cabinet Division, manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. The Flooring Division and the Cabinet Division accounted for approximately 63% and 37%, respectively, of the Company's revenues during 1996. The Company's products are sold throughout the U.S. and a portion of the flooring products are sold worldwide.

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

Inventories:
------------

    Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used primarily for lumber and certain other inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $35,311,000 at January 3, 1997 and $21,154,000 at December 29, 1995. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $2,851,000 at January 3, 1997 and $2,071,000 at December 29, 1995. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                   January 3,          December 29,
                                     1997                 1995
                                   --------------------------------
                                          (in thousands)
         Raw materials             $ 50,873            $ 42,088
         Work-in-process              7,259               3,625
         Finished goods              36,964              28,859
                                    -------             -------
              Total                $ 95,096            $ 74,572
                                    =======             =======

Property, plant and Equipment:
------------------------------

    Property, plant and equipment were restated to fair value as of June 8, 1992, when the Company successfully completed a capital restructuring. All additions, subsequent thereto, are stated at acquisition or construction cost. Expenditures for maintenance, repairs, renewals and improvements which do not extend the useful lives of assets are charged to appropriate expense accounts in the year incurred. Upon disposition of an asset, cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations. Depreciation and amortization are computed on the straight-line basis using the following estimated useful lives:

         Buildings                              10 to 50 years
         Equipment, furniture and fixtures       3 to 22 years

    Amortization of leasehold improvements is provided over the terms of the leases or the useful lives of the assets, whichever is shorter. For income tax purposes, all assets are depreciated under allowable tax depreciation methods.

Intangible Assets:
------------------

    The Company annually evaluates its carrying value and expected period of benefit of trademark and goodwill in relation to results of operations. In determining the recoverability of these assets the Company analyzes its historical and future ability to generate earnings before interest and taxes using the non-discounted method. Deferred financing costs are being amortized on the straight-line method over the lives of the related debt. The trademark and goodwill are being amortized over 40 years. Accumulated amortization of trademark and goodwill is $3,667,000 and $7,281,000, respectively, at January 3, 1997 and $2,867,000 and $5,537,000, respectively, at December 29, 1995.

Fair Value of Financial Instruments:
------------------------------------

    The Company's cash equivalents and long-term debt are recorded at cost, which approximates fair market value at January 3, 1997.

Use of Estimates:
-----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - LONG-TERM DEBT:

    Long-term debt consists of the following:

                                          January 3,     December 29,
                                            1997            1995
                                         ----------------------------
                                               (in thousands)
    Senior Notes, 10 1/2%
         due 8-1-2003                    $ 160,000       $ 160,000
    Capitalized lease obligations           16,996          19,547
    Industrial revenue bonds                16,045           6,707
                                          --------        --------
                                           193,041         186,254
         Less: Current portion
              of long-term debt             (2,437)         (3,210)
                                          --------        --------
                                         $ 190,604       $ 183,044
                                          ========        ========

    Letters of credit outstanding were $15.0 million at January 3, 1997 and $9.7 million at December 29, 1995 under a facility pursuant to which they can be renewed or replaced.

Senior Notes:
-------------

    The Senior Notes are senior unsecured obligations of the Company with an aggregate principal amount of $160 million. The Senior Notes mature on August 1, 2003 and bear interest at an annual rate of 10 1/2%, payable in two equal semi-annual installments of $8,400,000 each, with each semi-annual period deemed to have 180 days. The Senior Notes are issued under an Indenture (the

"Indenture") between the Company and Comerica Bank, as the present Trustee (the "Trustee"). The Senior Notes rank pari passu with all present and future senior indebtedness of the Company and senior to all present and future subordinated indebtedness of the Company. However, because borrowings under the Credit Facility are secured by inventory and accounts receivable of the Company and the proceeds thereof, the Senior Notes are effectively subordinated to such borrowings to the extent of such security interest.

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

    Based on the Company's operations through January 3, 1997, the amount of Restricted Payments that the Company could make under the Indenture was $39,254,000.

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

Credit Facility:
----------------

     In December 1995, the Company entered into a Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At January 3, 1997, the Company had no borrowings under the Credit Facility and had $70.4 million of borrowing capacity under this facility. Borrowings under the Credit Facility bear interest at the agent's prime rate plus 0.375% (8.625% at January 3, 1997) or, at the Company's option, at certain alternate floating rates and are secured by a pledge of the Company's inventory and accounts receivable. The Credit Facility expires on December 21, 2000.

     The Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions in respect to the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, the making of investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates.

     The Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At January 3, 1997, the Company was in compliance with all financial covenants.

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

    The Credit Facility generally prohibits the Company from prepaying in excess of $50.0 million of the Senior Notes whether the prepayment would result from the redemption of the Senior Notes, an offer by the Company to purchase the Senior Notes following a change of control or a sale or other disposition of assets, or the acceleration of the due date for payment of the Senior Notes.

Capitalized Lease Obligations:
------------------------------

    During the fourth quarter of 1995, the operating lease agreement relating to the Company's Beverly, West Virginia, plant and related equipment was amended to allow for a purchase option of $1 until 2018. As a result, the Company recorded the present value of the remaining future minimum lease payments as a capitalized lease asset and related capitalized lease obligation.

Industrial Revenue Bonds:
-------------------------

    On June 28, 1996, in connection with the acquisition of Hartco Flooring Company, the Company acquired $10,000,000 floating interest rate, City of Somerset, Kentucky, Industrial Revenue Bonds, due in full on August 1, 2009. These bonds were used to finance the Somerset, Kentucky hardwood flooring plant and are collateralized by a $10,000,000 letter of credit. At January 3, 1997, the various Industrial Revenue Bond (IRB) notes had interest rates that ranged up to 7.87% and at December 29, 1995, the interest rates ranged up to 7.88%.

    These IRB notes are payable through 2009 and are collateralized by the related underlying assets.


    Maturaties for all long-term debt are as follows:

                                   (in thousands)
                  1997             $     2,437
                  1998                   2,408
                  1999                   2,460
                  2000                   5,009
                  2001                   4,418
                  Thereafter           176,309
                                    ----------
                      Total        $   193,041
                                    ==========

NOTE 3 - INCOME TAXES:

    The components of the deferred tax liability and asset are as follows:

                                        January 3,       December 29,
                                          1997              1995
                                       ------------------------------
                                             (in thousands)
Deferred Tax Liability:
    Property, plant and equipment      $ 27,824          $ 24,229
    Trademark                            11,022            11,449
    Other                                 7,338             7,250
                                        -------           -------
    Total                              $ 46,184          $ 42,928
                                        =======           =======

Deferred Tax Asset:
    Other                              $  6,967          $  3,955
                                        -------           -------
    Total                              $  6,967          $  3,955
                                        =======           =======

    The provision for income taxes consists of the following:

                                         Fiscal Years Ended
                            --------------------------------------------
                            January 3,      December 29,    December 30,
                              1997             1995            1994
                            --------------------------------------------
                                           (in thousands)
Current:
         Federal            $ 12,338        $ 12,006        $ 10,015
         State and local       2,625           1,689             651
                             -------         -------         -------
                            $ 14,963        $ 13,695        $ 10,666
                             =======         =======         =======
Deferred:
         Federal            $    722        $     22        $  1,926
         State and local         124              57             237
                             -------         -------         -------
                            $    846        $     79        $  2,163
                             -------         -------         -------
         Total              $ 15,809        $ 13,774        $ 12,829
                             =======         =======         =======

    The tax provision for the periods ending January 3, 1997, December 29, 1995, and December 30, 1994 was 38.2%, 38.5%, and 40.6% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal Statutory rate are as follows:

                                           Fiscal Years Ended
                              --------------------------------------------
                              January 3,      December 29,    December 30,
                                1997             1995            1994
                              --------------------------------------------
                                             (in thousands)

Computed (expected)
   tax provision              $ 14,502        $ 12,522        $ 11,059
Increase (decrease) from:
   State and local taxes         1,830           1,155           1,359
   Amortization of goodwill        609             532             597
   Foreign sales                  (394)           (292)              -
   Other book to tax
     differences, net             (738)           (143)           (186)
                               -------         -------         -------
         Total                $ 15,809        $ 13,774        $ 12,829
                               =======         =======         =======

NOTE 4 - OPERATING LEASE COMMITMENTS:

    The Company rents certain real estate and equipment under leases expiring at various dates to 2015. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

    The following is a summary of minimum future rental payments required under operating leases that have initial non-cancelable lease terms in excess of one year.

                                        (in thousands)
                  1997                    $   2,129
                  1998                        1,500
                  1999                          799
                  2000                          434
                  2001                           51
                  Thereafter                    132
                                           --------
                       Total              $   5,045
                                           ========

    Rental expense for operating leases amounted to $6,682,000, $8,335,000, and $7,704,000 for the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS:

Pension and Profit Sharing Plans:
---------------------------------

    The Company sponsors several defined benefit pension plans and is required to contribute to several labor union-related defined contribution plans.
Total pension expense was $1,169,000, $1,114,000, and $991,000 for the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994, respectively, including $517,000, $538,000, and $419,000 respectively, for defined benefit plans, which includes amortization of prior service costs over the estimated average remaining service period of active employees.

    The following table sets forth the defined benefit pension plans' fund status at January 3, 1997 and December 29, 1995.

                                                January 3,       December 29,
                                                   1997             1995
                                                -----------------------------
                                                       (in thousands)
    Actuarial present value
         of benefit obligation:
              Vested                            $  10,519        $   9,409
              Non-vested                              566              463
                                                 --------         --------
    Accumulated and projected
         benefit obligation                        11,085            9,872
    Plan assets at fair value                      10,538            9,129
                                                 --------         --------

    Projected benefit obligation in excess
         of plan assets                              (547)            (743)
    Unrecognized prior service costs                  598               84
    Unrecognized net loss from past experience
         different from that assumed and effects
         of changes in assumptions                  1,235            1,492
    Adjustment to recognize minimum liability      (1,761)          (1,435)
                                                 --------         --------
    Accrued pension expense                     $    (475)        $   (602)
                                                 ========          =======

    Net periodic pension costs for defined benefit pension plans for the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994, include the following components:

                                           Fiscal Years Ended
                              --------------------------------------------
                              January 3,      December 29,    December 30,
                                1997             1995            1994
                              --------------------------------------------
                                             (in thousands)

    Service cost-benefits
        earned during the
        period                $     277       $    271        $     267
    Interest cost on
        projected benefit
        obligation                  818            779              735
    Actual return on plan
        assets                   (1,129)          (825)             106
    Net amortization and
        deferral                    551            313             (689)
                               --------        -------         --------
    Net periodic pension
        cost                  $     517       $    538        $     419
                               ========        =======         ========

    A weighted average discount rate of 8.5% was used in 1996, 1995 and 1994 to determine the benefit obligations of the Company's defined benefit pension plans. The plans do not provide for future compensation increases in calculating benefit obligations as the benefits do not derive from compensation levels but from length of service. The plans' assets are invested in a diversified portfolio of common stocks and fixed income securities. The expected long-term rate of return on plan assets was 8.0% in 1996, 1995 and 1994.

    The Company has a profit sharing plan for salaried employees, and a supplemental profit sharing plan for certain salaried employees to which contributions are made at the discretion of its Board of Directors as long as the Company has met specified financial goals. The fiscal 1996, 1995 and 1994 contributions were $1,250,000 $1,245,450 and $1,255,385, respectively.

Long-Term Incentive Plans:
--------------------------

    In June 1993, the Company adopted the Triangle Pacific Corp. Long-Term Incentive Compensation Plan, (the "Long-Term Incentive Plan") which authorizes grants of various incentive awards to all regular salaried full-time officers and key employees of the Company. There are 1,400,000 shares of common stock authorized for issue under this plan. In February 1994, March 1994, February 1996 and April 1996 stock options were granted for 795,200 shares at 100% of fair market value at the date of grant. Also granted in February 1994 were 28,200 stock bonus shares and $425,517 in deferred cash bonuses.

    The following summarizes the Company's stock option activity:

                                                                   Weighted
                                Number                             Average
                                  of        Exercise Price      Exercise Price
                                Shares        Per Share           Per Share
------------------------------------------------------------------------------
    Outstanding,
       December 31, 1993       201,007           $ 2.99             $ 2.99

    1994
       Granted                 557,700      $14.44 - $15.13         $14.48
       Exercised               (15,002)          $ 2.99             $ 2.99
       Forfeited               (12,500)     $14.44 - $15.13         $14.58
------------------------------------------------------------------------------

    Outstanding,
       December 30, 1994       731,205      $ 2.99 - $15.13         $11.56

    1995
       Granted                       -             -                     -
       Exercised                  (756)          $ 2.99             $ 2.99
       Forfeited                     -             -                     -
------------------------------------------------------------------------------

    Outstanding,
       December 29, 1995       730,449      $ 2.99 - $15.13         $11.57

    1996
       Granted                 237,500           $16.38             $16.39
       Exercised               (22,093)     $ 2.99 - $14.44         $ 4.29
       Forfeited               (14,200)     $14.44 - $15.13         $14.64
------------------------------------------------------------------------------

    Outstanding,
       January 3, 1997         931,656      $ 2.99 - $16.38         $12.99
==============================================================================

    All stock options are granted with exercise prices equal to the fair market value of the Company's common stock at the date of grant. The weighted average exercise prices of the stock options granted during 1996 was $16.38. Stock options expire ten years from date of grant and vest equally over a four year period. The number of stock options exercisable at January 3, 1997, was 454,582 shares. These stock options have a weighted average exercise price of $11.09 per share and a weighted average contractual life of 7.39 years.

    The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock options issued subsequent to January 1, 1995 been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income and net income per share for 1996 and 1995 would have been materially different from reported net income and net income per share. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, pro forma compensation cost may not be representative of that to be expected in future years.

    The value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the two grants in 1996: risk free interest rates of 6.34% - 6.87%; expected dividend yield of 0%; expected life of ten years; and expected volatility of 30.22% - 29.06%.

    In 1994, the Company established a performance-based cash incentive plan for officers and other key employees to make annual bonus awards based upon pre-established criteria which were approved by the Board of Directors. The expense was $3,282,000, $2,287,000 and $1,780,000 in 1996, 1995 and 1994,
respectively.

Non-Employee Director Stock Option Plan:
----------------------------------------

    The Company has a Non-Employee Director Stock Option Plan for up to 100,000 shares of common stock. Options have been granted to six non-employee directors for an aggregate of 39,000 shares, with exercise prices equal to the fair market value at the date of grant. These options are currently exercisable and generally expire 10 years from the date of grant.

Post-retirement and Post-employment Benefits:
---------------------------------------------

    The Company, as of January 3, 1997, generally does not provide post-retirement life or health insurance benefits or any post-employment benefits other than those previously discussed.

NOTE 6 - ACCRUED LIABILITIES:

    Amounts included in accrued liabilities are as follows:

                                       January 3,           December 29,
                                         1997                  1995
                                       ---------------------------------
                                                (in thousands)
         Payroll                       $   8,187            $   5,827
         Pension and profit sharing        1,919                2,295
         Taxes                             3,311                3,224
         Insurance                         9,340                5,149
         Interest                          7,029                7,179
         Marketing                         5,363                1,717
         Other                             5,077                3,210
                                        --------             --------
              Total                    $  40,226            $  28,601
                                        ========             ========

NOTE 7 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (unaudited):

               (In thousands, except per share amounts)

                                                                Net
                                                              Income
                           Net        Gross          Net        Per
    Quarters              Sales       Profit       Income      Share
--------------------------------------------------------------------

    1996
    First Quarter      $ 110,525    $  25,926    $   3,904    $ 0.26
    Second Quarter       131,471       34,364        7,433      0.50
    Third Quarter        142,941       34,755        6,762      0.45
    Fourth Quarter       149,324       36,457        7,525      0.50

    1995
    First Quarter      $ 107,192    $  27,932    $   4,534    $ 0.31
    Second Quarter       116,609       30,807        6,461      0.44
    Third Quarter        115,738       27,941        5,379      0.36
    Fourth Quarter       119,329       29,840        5,631      0.38

NOTE 8 - ACQUISITION OF HARTCO FLOORING COMPANY:

    On June 28, 1996, the Company acquired all of the outstanding shares of Hartco Flooring Company ("Hartco"), formerly a wholly-owned subsidiary of Premark International, Inc. The total value of the acquisition was $63 million, consisting of $36.1 million in cash and the balance representing the assumption of liabilities.

    The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $17.5 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The accompanying consolidated financial statements reflect the operations of Hartco for the period subsequent to June 28, 1996.

    The net purchase price was allocated as follows:

                                            (In thousands)
         Net working capital                 $  13,589
         Net property, plant and equipment      22,717
         Other assets                              712
         Goodwill                               17,530
         Other non-current liabilities         (18,408)
                                              --------
             Cash paid for Hartco            $  36,140
                                              ========

     The unaudited pro forma results below assume the acquisition occurred at the beginning of the years ended January 3, 1997 and December 29, 1995, (In thousands, except per share amounts)

                                                Fiscal Years Ended
                                            ---------------------------
                                            January 3,     December 29,
                                               1997            1995
                                            ---------------------------
         Net sales                          $ 574,680      $ 529,657
         Net income                            25,958         21,346
         Net income per share               $    1.73      $    1.44

    The above pro forma results include adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results above are not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NOTE 9 - POTENTIAL ACQUISITION:

    The Company has entered into a letter of intent, subject to due diligence and the completion of a definitive agreement with Robbins Inc., and its affiliate, Searcy Flooring, Inc., to acquire the assets and to assume certain liabilities of the Residential Flooring Division of Robbins and of Searcy.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 7, 1997 sets forth certain information regarding the directors and is incorporated herein by reference. The section entitled "Executive Compensation-Compliance with Section 16(a) of the Exchange Act" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 7, 1997 sets forth certain information regarding reporting under Section 16 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding the compensation of management is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 7, 1997, under the caption "Executive Compensation" and, except for the report of the compensation committee of the Board of Directors and the information contained under the caption "Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's Common Stock is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 7, 1997, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            Included in Part II of this report.

            -    Report of independent public accountants

            - Consolidated balance sheets as of January 3, 1997, and December 29, 1995.

            - Consolidated statements of operations for the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994.

            - Consolidated statements of changes in shareholders' investment for the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994.

            - Consolidated statements of cash flows for the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994.

            -    Notes to consolidated financial statements.

     (a)(2) Financial Statement Schedules

            Included in Part IV of this report:

            For the fiscal years ended January 3, 1997, December 29, 1995, and December 30, 1994.

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

     (b)    Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the fourth quarter of the year ended January 3, 1997.


     (c)    Exhibits
            --------

      3.1     -    Restated Certificate of Incorporation of the
                   Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

      3.2     -    Amended and Restated Bylaws of the Registrant
                   (incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.1     -    Form of 10 1/2% Senior Notes due 2003 (incorporated
                   herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31,1993).

      4.2     -    Indenture governing 10 1/2% Senior Notes due 2003
                   (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.3     -    Credit Agreement dated as of August 4, 1993, as
                   amended, among the Registrant, the Lenders listed therein and CitiCorp USA, Inc., as the Co-Agent for the Lenders, and the Bank of Nova Scotia, as the Agent for the Lenders (the "Credit Agreement")
                   (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

      4.4     -    Amendment No. 4 to the Credit Agreement dated as of
                   December 2, 1994.

      4.5     -    Amendment No. 6 to the Credit Agreement dated as of
                   December 21, 1995.

      4.6     -    Amendment No. 7 to the Credit Agreement dated as of
                   May 1, 1996.

     10.1     -    Registration Rights Agreement, dated as of June 5,
                   1992 by and among the Registrant and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.2     -    Lenders' Equity Agreement dated as of June 5, 1992 by
                   and among the Registrant and the Banks and other financial institutions listed herein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-50724)).

     10.3     -    ESJ Exchange Agreement dated as of June 5, 1992 by
                   and among the Registrant, TPC Holding Corp. and the ESJ Entities (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.4*    -    Management Equity Agreement dated as of June 5, 1992
                   by and among the Registrant and the individuals listed therein, and including a form of the Triangle
                   Pacific Corp. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-50724)).

     10.5*    -    Form of Amended and Restated Employment Agreement
                   dated as of March 8, 1995 between the Company and the individuals named on Schedule 1 thereto.

     10.6*    -    Form of Employment Agreement dated as of March 8,
                   1995 between the Company and the individuals named on
                   Schedule 1 thereto.

     10.7*    -    Salaried Employees Profit Sharing Plan (as restated
                   January 1, 1993) of the Registrant

     10.8*    -    Annual Cash Incentive Bonus System of the Registrant
                   for Officers and Managers.

     10.9*    -    Form of Stock Option Plan of the Registrant
                   (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.10*   -    Form of Stock Option Agreement of the Registrant
                   (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on From S-1
                   (Registration No. 33-64530)).

     10.11    -    Lease dated as of June 1, 1988 by and between West
                   Virginia Jobs and Development Corporation and
                   Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.12    -    Amendment to lease effective as of April 14, 1989 by
                   and between West Virginia Jobs and Development
                   Corporation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-64530)).

     10.13    -    Second Amendment to lease effective as of November 1,
                   1991 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.14    -    Third Amendment to lease effective as of March 10,
                   1993 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Forms S-1
                   (Registration No. 33-64530)).

     10.15    -    Fourth amendment to lease effective as of September 22,
                   1995 by and between West Virginia Economic Development
                   Authority, as successor to West Virginia Jobs and Development Corporation, and the Registrant.

     10.16*   -    Triangle Pacific Corp. 1993 Long-Term Incentive
                   Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.17*   -    Triangle Pacific Corp. Nonemployee Director Stock
                   Option Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.18    -    Form of Indemnity Agreement between the Registrant
                   and each of its directors and executive officers
                   (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.19*   -    Supplemental Profit Sharing and Deferred Compensation
                   Plan of the Registrant.

     10.20    -    Stock Purchase Agreement dated as of June 28, 1996 between the Company and Premark International Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Form
                   8-K dated June 28, 1996).

     11.1     -    Statement re computation of per share earnings

     23.1     -    Consent of Arthur Andersen LLP

     27.1     -    Financial Data Schedule.




























































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


 /s/ Floyd F. Sherman         Chairman of the Board     March 31, 1997
----------------------------  and Chief Executive Officer
   Floyd F. Sherman           (Principal Executive Officer)


 /s/ M. Joseph McHugh         Director and President    March 31, 1997
----------------------------
   M. Joseph McHugh


 /s/ Robert J. Symon          Executive Vice President  March 31, 1997
----------------------------  Treasurer and Chief
   Robert J. Symon            Financial Officer
                             (Principal Financial & Accounting Officer)

 /s/ B. William Bonnivier     Director                  March 31, 1997
----------------------------
   B. William Bonnivier


                              Director                  March   , 1997
----------------------------
   Charles M. Hansen, Jr.


 /s/ David R. Henkel          Director                  March 31, 1997
----------------------------
   David R. Henkel


                             Director                  March   , 1997
----------------------------
   Bruce A. Karsh


 /s/ Jack L. McDonald         Director                  March 31, 1997
----------------------------
   Jack L. McDonald


                              Director                  March   , 1997
----------------------------
   Carson R. McKissick


 /s/ Karen Gordon Mills       Director                  March 31, 1997
----------------------------
   Karen Gordon Mills

                                                             SCHEDULE II
                                                             -----------

              TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
              ---------------------------------------
                     VALUATION AND QUALIFYING
                     ------------------------
                      ACCOUNTS AND RESERVES
                      ---------------------
                         (in thousands)

Column A            Column B      Column C      Column D      Column E
--------            --------      --------      --------      --------

                                  Additions
                    Balance at    charged to                  Balance
                    beginning     costs and                   at end of
Classifications      of period    expenses    Deductions (1)  period
-----------------------------------------------------------------------
Fiscal Year ended
 December 30, 1994:
  Reserve for
   doubtful accounts
   and returns and
   allowances        $   3,323    $   884      $   1,716    $   2,491
                     =================================================
Fiscal Year ended
 December 29, 1995:
  Reserve for
   doubtful accounts
   and returns and
   allowances        $   2,491    $   435      $     338    $   2,588
                     =================================================
Fiscal Year ended
  January 3, 1997:
  Reserve for
   doubtful accounts
   and returns and
   allowances        $   2,588    $   672 (2)  $     207    $   3,053
                     =================================================

[FN]
(1)  Write-offs of specific accounts, net of recoveries.
(2)  Includes Hartco balance of $250 at June 28, 1996, acquisition date.

                                                            Exhibit 11.1
                                                            ------------

                           TRIANGLE PACIFIC CORP.
                    COMPUTATION OF NET INCOME PER SHARE

                                          Fiscal Years Ended
                            ----------------------------------------------
                             January 3,      December 29,     December 30,
                               1997             1995             1994
                            ------------     ------------     ------------
Net Income                  $ 25,624,000     $ 22,005,000     $ 18,802,000
                            ============     ============     ============

Shares outstanding
 beginning of period          14,663,365       14,662,609       14,647,607

Weighted average number
 of shares issued from
 incentive bonus shares            1,008                -                -

Weighted average number
 of shares issued from
 exercise of stock options         5,248              567           12,182
                             -----------     ------------     ------------
Weighted average number
 of shares outstanding        14,669,621       14,663,176       14,659,789

Shares issuable from assumed
 exercise of stock options,
 reduced by the number of
 shares which could have
 been purchased with the
 proceeds from exercise of
 such options                    334,904          151,884                -
                            ------------     ------------     ------------

Weighted average number
 of shares outstanding as
 adjusted                     15,004,525       14,815,060       14,659,789
                            ============     ============     ============

Primary income per common
 and common equivalent
 share                      $       1.71     $       1.49     $       1.28
                            ============     ============     ============

Assuming full dilution:

Weighted average number
 of shares outstanding        14,669,621       14,663,176       14,659,789

Shares issuable from
 assumed exercise of
 stock options reduced
 by the number of shares
 which could have been
 purchased with the
 proceeds from exercise
 of such options                 447,169          215,817                -
                             -----------      -----------      -----------

Weighted average number
 of shares outstanding as
 adjusted                     15,116,790       14,878,993       14,659,789
                            ============     ============     ============

Fully diluted income per
 common and common
 equivalent share           $      1.70      $       1.48     $       1.28
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

Dallas, Texas
 March 31, 1997