Form 10-Q
period 1997-04-04
TRIANGLE PACIFIC CORP
filed 1997-05-19
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 4, 1997
                               --------------------------------------------
                                    or

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

                  14,712,890 Shares on April 4, 1997

                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the three months ended April 4, 1997 and
     March 29, 1996                                                4

     Consolidated Balance Sheets
     April 4, 1997 and January 3, 1997                             5

     Consolidated Statements of Cash Flows
     for the three months ended April 4, 1997
     and March 29, 1996                                            7

     Consolidated Statement of Changes in
     Shareholders' Investment for the three months
     ended April 4, 1997    .                                      8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         12


PART II OTHER INFORMATION                                         13


SIGNATURES                                                        14

                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Three Months ended April 4, 1997





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair presentation of financial position and results of operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of January 3, 1997.

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                                         Three Months Ended
                                                       ----------------------
                                                         April 4,   March 29,
                                                          1997        1996
                                                        --------    --------
Net sales                                               $ 145,205   $ 110,525
                                                         --------    --------
Costs and expenses:

     Cost of sales                                        108,968      84,599

     Selling, general
       and administrative                                  20,944      14,588

     Amortization of goodwill                                 490         380

     Interest                                               4,993       4,673
                                                         --------    --------

                                                          135,395     104,240
                                                         --------    --------

Income before income taxes                                  9,810       6,285

Provision for income taxes                                  3,951       2,381
                                                         --------    --------

Net income                                              $   5,859   $   3,904
                                                         ========    ========



Net income per share                                    $    0.38   $    0.26
                                                         ========    ========

Weighted average shares outstanding                        15,274      14,879

[FN]

The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    April 4,       January 3,
                                                      1997           1997
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $   3,425      $  19,638

   Receivables (net of allowances
    of $3,542 and $3,053, respectively)               73,451         59,236

   Inventories                                       111,506         95,096

   Prepaid expenses                                    3,780          3,713
                                                    --------       --------

     Total current assets                            192,162        177,683
                                                    --------       --------

Property, plant and equipment
   Land                                               16,375         15,537

   Buildings                                          62,276         56,274

   Equipment, furniture and fixtures                 141,886        133,197
                                                    --------       --------

                                                     220,537        205,008

   Less:  accumulated depreciation                    43,221         40,258
                                                    --------       --------

                                                     177,316        164,750

Other assets:
   Goodwill                                          107,436         70,986

   Trademark                                          28,133         28,333

   Other                                               5,648          2,921

   Deferred financing costs                            5,147          5,290
                                                    --------       --------

Total assets                                       $ 515,842      $ 449,963
                                                    ========       ========

[FN]





The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                    April 4,       January 3,
                                                     1997            1997
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   3,005      $   2,437

   Accounts payable                                  24,014         18,520

   Accrued liabilities                               39,400         40,226

   Income taxes payable                               5,286          1,991
                                                   --------       --------

     Total current liabilities                       71,705         63,174
                                                   --------       --------

Long-term debt, net of current portion              240,191        190,604

Other long-term liabilities                           3,867          2,331

Deferred income taxes                                39,195         39,217
                                                   --------       --------

     Total liabilities                              354,958        295,326
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,712,890 at April 4, 1997 and
     14,686,558 at January 3, 1997                      147            147

   Additional paid-in capital                        93,600         93,212

   Retained earnings                                 67,137         61,278
                                                   --------       --------

Total shareholders' investment                      160,884        154,637
                                                   --------       --------

Total liabilities and shareholders' investment    $ 515,842      $ 449,963
                                                   ========       ========








The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                       Three Months Ended
                                                      --------------------
                                                       April 4,   March 29,
                                                        1997        1996
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $   5,859   $   3,904
  Adjustments:
    Depreciation                                         3,365       2,731
    Deferred income taxes                                  (21)       (171)
    Amortization of goodwill and trademark                 690         580
    Amortization of deferred financing costs               231         218
    Provision for doubtful accounts                        130         111
  Changes in assets and liabilities:
    Receivables                                         (7,880)     (2,266)
    Inventories                                         (3,147)     (3,860)
    Prepaid expenses                                       (24)        471
    Other assets                                          (347)       (241)
    Accounts payable                                     3,600       2,228
    Accrued liabilities                                    (31)     (3,428)
    Accrued liabilities - interest                      (4,014)     (4,327)
    Income taxes payable                                 3,295       2,186
    Long-term liabilities                                   35           -
                                                      --------    --------
Net cash provided by (used in) operating activities      1,741      (1,864)
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment              (4,698)     (2,520)
  Acquisition of Robbins Flooring                      (55,627)          -
                                                       --------    -------
Net cash (used in) investing activities                (60,325)     (2,520)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                             43,100           -
  Long-term debt payments                               (1,117)       (886)
  Exercise of stock options                                  2          28
  Stock incentive bonus shares issued                      386           -
                                                      --------    --------
Net cash provided by (used in) financing activities     42,371        (858)
                                                      --------    --------
Net (decrease) in cash and cash equivalents          $ (16,213)  $  (5,242)

Cash and cash equivalents, beginning  of period         19,638      32,581
                                                      --------    --------

Cash and cash equivalents, end of period             $   3,425   $  27,339
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   8,516   $   8,780

    Income taxes                                           641         390

[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 January 3, 1997        $    147    $ 93,212      $ 61,278      $154,637

Net income                     -           -         5,859         5,859

Exercise of stock
 options                       -           2             -             2

Stock incentive bonus
 shares issued                 -         386             -           386
                          ------     -------       -------       -------
Balance,
 April 4, 1997           $   147    $ 93,600      $ 67,137      $160,884
                         =======     =======       =======       =======



































[FN]

The accompanying notes to consolidated financial statements are an integral part of this statement.

TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACQUISITION OF RESIDENTIAL FLOORING DIVISION OF ROBBINS, INC. AND SEARCY FLOORING, INC.

     On March 28, 1997, Robbins Hardwood Flooring Inc., a newly formed wholly-owned subsidiary of Triangle Pacific Corp., acquired from Robbins Inc. and it's affiliate Searcy Flooring, Inc., substantially all the assets and assumed certain liabilities (primarily IRB financing and trade payables) associated with their residential flooring operations. The purchase price was $64.2 million consisting of $55.7 in cash and the balance in assumed liabilities.

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $36.9 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. The balance sheet at April 4, 1997, reflects the acquisition of Robbins Hardwood Flooring Inc., on March 28, 1997. Sales and earnings for the residential flooring operations acquired by Robbins Hardwood Flooring Inc., are not included in the reported results for the quarter ended April 4, 1997.

     The net purchase price was allocated as follows:

                                                  (in thousands)

          Net working capital                       $ 14,661
          Net property, plant and equipment           11,295
          Other assets                                 2,923
          Goodwill                                    36,941
          Other non-current liabilities              (10,193)
                                                     -------
          Cash paid for Robbins Hardwood Flooring   $ 55,627
                                                     =======

     On a proforma basis, assuming the acquisition would have occured on January 5, 1997, management believes the Company's results of operations would not have been significantly different than as reported.

NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain inventories and the first-in, first out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $45,500,0000 at April 4, 1997 and $35,311,000 at January 3, 1997. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $4,301,000 at April 4, 1997 and $2,851,000 at January 3, 1997. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              April 4,     January 3,
                                               1997          1997
                                             -------------------------
                                                 (in thousands)

     Raw materials                          $  52,749    $  50,873
     Work-in-process                           10,100        7,259
     Finished goods                            48,657       36,964
                                             --------     --------
          Total                             $ 111,506    $  95,096
                                             ========     ========

NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                             April 4,   January 3,
                                              1997        1997
                                           -----------------------
                                               (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003                      $ 160,000    $ 160,000
     Capitalized lease obligations             16,533       16,996
     Industrial revenue bonds                  23,563       16,045
     Revolving note - Bank                     43,100            -
                                             --------     --------
                                              243,196      193,041
     Less: Current portion
          of long-term debt                    (3,005)      (2,437)
                                             --------     --------
                                            $ 240,191    $ 190,604
                                             ========     ========

     Letters of credit outstanding were $18.6 million at April 4, 1997 and $15.0 million at January 3, 1997, under a facility pursuant to which they can be renewed or replaced.


NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              April 4,     March 29,
                                               1997         1996
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  27,762      $  27,824
          Trademark                            10,944         11,022
          Other                                 6,889          7,338
                                             --------       --------
             Total                          $  45,595      $  46,184
                                             ========       ========
     Deferred Tax Asset:
          Other                             $   6,400      $   6,967
                                             --------       --------
             Total                          $   6,400      $   6,967
                                             ========       ========

     The provision for income taxes consists of the following:

                                                 Three Months Ended
                                                --------------------
                                                 April 4,   March 29,
                                                  1997        1996
                                                ---------------------
                                                    (in thousands)
     Current:
          Federal                               $   3,005   $   2,035
          State and local                             618         399
                                                 --------    --------
                                                $   3,623   $   2,434
                                                 --------    --------
     Deferred:
          Federal                               $     290   $     (48)
          State and local                              38          (5)
                                                 --------    --------
                                                $     328   $     (53)
                                                 --------    --------
     Total                                      $   3,951   $   2,381
                                                 ========    ========

     The tax provision for the periods ending April 4, 1997 and March 29, 1996 was 40.3% and 37.9% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate were as follows:

                                                 Three Months Ended
                                                --------------------
                                                 April 4,   March 29,
                                                  1997        1996
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  3,434     $ 2,200
     Increase (decrease) from:
          State and local taxes                      426         254
          Amortization of goodwill                   171         133
          Foreign sales                              (98)        (79)
          Other book to tax differences, net          18        (127)
                                                 -------      ------
          Total                                 $  3,951     $ 2,381
                                                 =======      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the three months ended April 4, 1997 were $145.2 million, compared to $110.5 million for the three months ended March 29, 1996, representing a 31.4% increase. The 1997 period includes the results of Hartco Flooring Company acquired in June, 1996.

     Flooring Division sales for the first quarter of 1997 increased 55.1% over the first quarter of 1996. Flooring Division unit sales increased by 45.9% over the same period in 1996. The first quarter does not include any sales of the residential flooring operations of Robbins, Inc. and Searcy Flooring Inc., which were acquired on March 28, 1997.

     Cabinet Division sales in the first quarter of 1997 were $46.4 million compared to $46.8 million in the same period in 1996. Unit sales were down by 8.1%, while the average selling price increased by 7.8%

GROSS PROFIT

     Gross profit for the three months ended April 4, 1997 amounted to $36.2 million, or 25.0% of net sales, compared to $25.9 million, or 23.5% of net sales, in the same period in 1996. Lumber prices have increased more than 20.0% since October 1, 1996 and 9.9% in the first quarter of 1997. We expect that lumber prices will cointinue to rise throughout the second quarter before peaking by the end of June, 1997. It is possible that our 1997 lumber costs could increase by as much as 15.0% in 1997. We believe we will be able to maintain current profitability levels through improved operating efficiency, improved lumber and material yields and by selected price increases.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $20.9 million, or 14.4% of net sales, for the three months ended April 4, 1997 compared to $14.6 million, or 13.2% of net sales, for the three months ended March 29, 1996. The higher spending levels were primarily for advertising, marketing and field sales expense and increased provisions for incentive compensation programs.

OPERATING INCOME

     Operating income for the three months ended April 4, 1997 was $14.8 million compared to $11.0 million for the three months ended March 29, 1996.

INTEREST EXPENSE

     Interest expense for the three months ended April 4, 1997 was $5.0 million compared to $4.7 million for the three months ended March 29, 1996.

NET INCOME

     Net income for the three months ended April 4, 1997 was $5.9 million or $0.38 per share, compared to $3.9 million or $0.26 per share, for the three months ended March 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In the fiscal quarter ended April 4, 1997, cash decreased by $16.2 million. Cash used for the acquisition of the residential flooring operations of Robbins Inc. and Searcy Flooring, Inc. on March 28, 1997 was $55.7 million. In addition, cash used for additions to property, plant and equipment was $4.7 million. Bank borrowings of $43.1 million were used to offset these expenditures.

     At April 4, 1997, the Company had working capital of $120.5 million, or 23.4% of total assets, and $28.3 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under its Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures for the foreseeable future.

     Except for the statements of historical fact, this Form 10-Q, including, without limitation, this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains "forward-looking statements" that involve risks and uncertainties that are detailed from time to time in documents filed by the Company with the SEC. The Company can give no assurance that such expectations will prove to have been correct.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re-computation of per share
                                 earnings

                       27     -  Financial Data Schedule for the three month
                                 interim period ended April 4, 1997.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended April 4, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  May 19, 1997             By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  May 19, 1997             By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)

                                                                    Exhibit II

                              TRIANGLE PACIFIC CORP.
                        COMPUTATION OF NET INCOME PER SHARE


                                                      Three Months Ended
                                                  --------------------------
                                                   April 4,        March 29,
                                                    1997             1996
                                                  ----------      ----------

Net Income                                       $ 5,859,000     $ 3,904,000
                                                  ==========      ==========
Shares outstanding beginning of period            14,686,558      14,663,365

Weighted average number of shares issued
     from exercise of stock options                      269           1,917

Weighted average number of shares issued
     from stock bonuses                               17,017               -
                                                  ==========      ==========

Weighted average number of shares outstanding     14,703,844      14,665,282

Shares issuable from assumed exercise of
     stock options and stock warrants,
     reduced by the number of shares
     which could have been purchased with
     the proceeds from exercise of such
     options and warrants                            569,971         214,140
                                                  ----------      ----------
Weighted average number of shares
     outstanding as adjusted                      15,273,815      14,879,422
                                                  ==========      ==========

Primary income per common and common
     equivalent share                            $      0.38     $      0.26
                                                  ==========      ==========

Assuming full dilution:

Weighted average number of shares outstanding     14,703,844      14,665,282

Shares issuable from assumed exercise of
     stock options and stock warrants
     reduced by the number of shares which
     could have been purchased with the
     proceeds from exercise of stock options
     and warrants                                    569,971         214,956
                                                  ----------      ----------
Weighted average number of shares outstanding
     as adjusted                                  15,273,815      14,880,238
                                                  ==========      ==========

Fully diluted income per common and
     common equivalent share                     $      0.38     $      0.26
                                                  ==========      ==========




15