Form 10-Q
period 1997-07-04
TRIANGLE PACIFIC CORP
filed 1997-08-15
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             July 4, 1997
                               --------------------------------------------
                                    or

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

                  14,716,640 Shares on July 4, 1997

                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the six months ended July 4, 1997 and
     June 28, 1996 and for the three months ended
     July 4, 1997 and June 28, 1996                                4

     Consolidated Balance Sheets
     July 4, 1997 and January 3, 1997                              5

     Consolidated Statements of Cash Flows
     for the six months ended July 4, 1997
     and June 28, 1996                                             7

     Consolidated Statement of Changes in
     Shareholders' Investment for the six months
     ended July 4, 1997                                            8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         12


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15

                          PART I FINANCIAL INFORMATION



Item I.     Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Six Months ended July 4, 1997





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

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                 Six Months Ended        Three Months Ended
                               ---------------------   ----------------------
                                July 4,     June 28,     July 4,     June 28,
                                  1997        1996        1997        1996
                               ---------   ---------    --------    --------
Net sales                      $ 320,454   $ 241,996    $ 175,249   $ 131,471
                                --------    --------     --------    --------
Costs and expenses:

     Cost of sales               242,479     181,706      133,511      97,107

     Selling, general
       and administrative         41,061      31,959       20,117      17,371

     Amortization of goodwill      1,267         760          777         380

     Interest                     10,986       9,312        5,993       4,639
                                --------    --------     --------    --------

                                 295,793     223,737      160,398     119,497
                                --------    --------     --------    --------

Income before income taxes        24,661      18,259       14,851      11,974

Provision for income taxes         9,744       6,922        5,793       4,541
                                --------    --------     --------    --------

Net income                     $  14,917   $  11,337    $   9,058   $   7,433
                                ========    ========     ========    ========



Net income per share           $    0.97   $    0.76    $    0.59   $    0.50
                                ========    ========     ========    ========

Weighted average shares
     outstanding                  15,300      14,920       15,308      14,955



The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     July 4,        January 3,
                                                      1997           1997
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $   4,203      $  19,638

   Receivables (net of allowances
    of $3,629 and $3,053, respectively)               79,207         59,236

   Inventories                                       115,747         95,096

   Prepaid expenses                                    5,016          3,713
                                                    --------       --------

     Total current assets                            204,173        177,683
                                                    --------       --------

Property, plant and equipment
   Land                                               16,246         15,537

   Buildings                                          61,983         56,274

   Equipment, furniture and fixtures                 147,536        133,197
                                                    --------       --------

                                                     225,765        205,008

   Less:  accumulated depreciation                    46,849         40,258
                                                    --------       --------

                                                     178,916        164,750

Other assets:
   Goodwill                                          107,535         70,986

   Trademark                                          29,483         28,333

   Other                                               5,415          2,921

   Deferred financing costs                            4,910          5,290
                                                    --------       --------

Total assets                                       $ 530,432      $ 449,963
                                                    ========       ========






The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)
                                                    July 4,        January 3,
                                                     1997            1997
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   4,051      $   2,437

   Accounts payable                                  26,845         18,520

   Accrued liabilities                               44,551         40,226

   Income taxes payable                               4,475          1,991
                                                   --------       --------

     Total current liabilities                       79,922         63,174
                                                   --------       --------

Long-term debt, net of current portion              237,508        190,604

Other long-term liabilities                           3,904          2,331

Deferred income taxes                                39,101         39,217
                                                   --------       --------

     Total liabilities                              360,435        295,326
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,716,640 at July 4, 1997 and
     14,686,558 at January 3, 1997                      147            147

   Additional paid-in capital                        93,655         93,212

   Retained earnings                                 76,195         61,278
                                                   --------       --------

Total shareholders' investment                      169,997        154,637
                                                   --------       --------

Total liabilities and shareholders' investment    $ 530,432      $ 449,963
                                                   ========       ========






The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                        Six Months Ended
                                                      --------------------
                                                       July 4,    June 28,
                                                        1997        1996
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $  14,917   $  11,337
  Adjustments:
    Depreciation                                         7,084       5,473
    Deferred income taxes                                 (115)       (431)
    Amortization of goodwill and trademark               1,667       1,160
    Amortization of deferred financing costs               467         436
    Provision for doubtful accounts                        271         303
Changes in assets and liabilities:
    Receivables                                        (13,777)    (11,934)
    Inventories                                         (7,388)     (7,695)
    Prepaid expenses                                    (1,260)       (600)
    Other assets                                          (619)       (458)
    Accounts payable                                     6,432       4,844
    Accrued liabilities                                    645       1,754
    Accrued liabilities - interest                         461         (13)
    Income taxes payable                                 2,484       3,782
    Long-term liabilities                                   73           -
                                                      --------    --------
Net cash provided by operating activities               11,342       7,958
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment             (10,387)     (5,390)
  Proceeds from sale of property, plant & equipment          -       1,524
  Acquisition of Hartco Flooring                             -     (36,140)
  Acquisition of KAEDA Bonds                                 -      (5,012)
  Acquisition of Robbins Flooring                      (55,627)          -
  Acquisition of Bruce Floor Care Products Trademark    (1,550)          -
                                                       --------    -------
Net cash used in investing activities                  (67,564)    (45,018)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                             42,100      10,000
  Long-term debt payments                               (1,755)     (1,543)
  Exercise of stock options                                 56          28
  Stock incentive bonus shares issued                      386           -
                                                      --------    --------
Net cash provided by financing activities               40,787       8,485
                                                      --------    --------
Net  (decrease) in cash and cash equivalents         $ (15,435)  $ (28,575)
Cash and cash equivalents, beginning  of period         19,638      32,581
                                                      --------    --------
Cash and cash equivalents, end of period             $   4,203   $   4,006
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   9,699   $   8,900
    Income taxes                                         7,451       3,587

The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)
                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 January 3, 1997        $    147    $ 93,212      $ 61,278      $154,637

Net income                     -           -        14,917        14,917

Exercise of stock
 options                       -          57             -            57

Stock incentive bonus
 shares issued                 -         386             -           386
                          ------     -------       -------       -------
Balance,
 July 4, 1997            $   147    $ 93,655      $ 76,195      $169,997
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

     The acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired was $36.9 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 40 years. Sales and earnings for the residential flooring operations acquired by Robbins Hardwood Flooring Inc., are included in the reported results for the period since the acquisition on March 28, 1997.

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
                                                         =======

NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $46,419,000 at July 4, 1997 and $35,311,000 at January 3, 1997. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $6,406,000 at July 4, 1997 and $2,851,000 at January 3, 1997. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              July 4,      January 3,
                                               1997          1997
                                             -------------------------
                                                  (in thousands)

     Raw materials                           $  52,913     $  50,873
     Work-in-process                            10,512         7,259
     Finished goods                             52,322        36,964
                                              --------      --------
          Total                              $ 115,747     $  95,096
                                              ========      ========

NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                              July 4,      January 3,
                                               1997          1997
                                             -------------------------
                                                  (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003                       $ 160,000      $ 160,000
     Capitalized lease obligations              16,054         16,996
     Industrial revenue bonds                   23,405         16,045
     Revolving note - Bank                      42,100              -
                                              --------       --------
                                               241,559        193,041
     Less: Current portion
          of long-term debt                     (4,051)        (2,437)
                                              --------       --------
                                             $ 237,508      $ 190,604
                                              ========       ========

     Letters of credit outstanding were $19.5 million at July 4, 1997 and $15.0 million at January 3, 1997, under a facility pursuant to which they can be renewed or replaced.

NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              July 4,      January 3,
                                               1997         1997
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  27,870    $  27,824
          Trademark                            10,866       11,022
          Other                                 6,323        7,338
                                             --------     --------
             Total                          $  45,059    $  46,184
                                             --------     --------
     Deferred Tax Asset:
          Other                             $   5,958    $   6,967
                                             --------     --------
             Total                          $   5,958    $   6,967
                                             --------     --------
     Net Deferred Tax Liability             $  39,101    $  39,217
                                             ========     ========

     The provision for income taxes consists of the following:

                                                  Six Months Ended
                                                --------------------
                                                 July 4,     June 28,
                                                  1997        1996
                                                --------------------
                                                    (in thousands)
     Current:
          Federal                               $   7,073   $  6,232
          State and local                           1,557      1,152
                                                 --------    -------
                                                $   8,630   $  7,384
                                                 ========    =======
     Deferred:
          Federal                               $     978   $   (457)
          State and local                             136         (5)
                                                 --------    -------
                                                $   1,114   $   (462)
                                                 ========    =======
     Total                                      $   9,744   $  6,922
                                                 ========    =======

     The tax provision for the periods ending July 4, 1997 and June 28, 1996 was 39.5% and 37.9% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:

                                                  Six Months Ended
                                                --------------------
                                                 July 4,     June 28,
                                                  1997        1996
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  8,632     $ 6,391
     Increase (decrease) from:
          State and local taxes                    1,083         744
          Amortization of goodwill                   343         266
          Foreign sales                             (230)       (176)
          Other book to tax differences, net         (84)       (303)
                                                 -------      ------
     Total                                      $  9,744     $ 6,922
                                                 =======      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the six months ended July 4, 1997, were $320.5 million compared to $242.0 million for the six months ended June 28, 1996, representing a 32.4% increase. Results for the first half of 1997 included Hartco Flooring Company, which was acquired on June 28, 1996, and Robbins Hardwood Flooring, Inc., which was acquired on March 28, 1997.

     Net sales for the three months ended July 4, 1997 were $175.2 million compared to $131.5 million for the three months ended June 28, 1996. Flooring Division sales were $126.4 million compared to $76.0 million in the comparable period in 1996, including the sales of Hartco Flooring Company, which was acquired on June 28, 1996, and Robbins Hardwood Flooring Inc., which was acquired on March 28, 1997. Cabinet unit sales declined 21.2% while the average selling price per unit increased 11.9%. As previously reported, we have altered our strategy for the Cabinet Division to improve operating income margins and return on investment. The higher selling prices in the second quarter are in keeping with this change in strategy.

GROSS PROFIT

     Gross profit for the six months ended July 4, 1997 amounted to $78.0 million, or 24.3% of net sales, compared to $60.3 million, or 24.9% of net sales in the same period in 1996.

     Gross profit for the three months ended July 4, 1997 was $41.7 million, or 23.8% of net sales compared to $34.4 million or 26.1% of net sales in the same period in 1996. Lumber costs in the second quarter of 1997 increased 6.7%. An unfavorable lumber purchase price variance and a larger LIFO provision than we had planned during the second quarter of 1997 were the major factors that lowered gross profit margins in the second quarter of 1997.

     Our cost of purchased flooring lumber increased 17.2% by the first six months of 1997, by 29.6% over the last nine months, and by 31.4% over the last twelve months. We are anticipating a further lumber cost increase of approximately 5% during the third quarter of 1997. Continued rainy weather throughout our lumber acquisition area is the single most important factor contributing to this abnormal increase in cost. Also, the demand for oak lumber continues to be high by other users of oak. Improved weather is the key to what we believe to be a temporary condition. We increased our selling prices on solid flooring products to partially offset these increased costs. Our plants continue to do a good job with managing their cost efficiency programs in helping to offset the major lumber cost increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $41.1 million, or 12.8% of net sales, for the six months ended July 4, 1997 compared to $32.0 million, or 13.2% of net sales, for the six months ended June 28, 1996.

     Selling, general and administrative expenses amounted to $20.1 million, or 11.5% of net sales, for the three months ended July 4, 1997 compared to $17.4 million, or 13.2% of net sales, for the three months ended June 28, 1996. The higher spending in both the second quarter and the six months ended July 4, 1997 compared to the comparable periods in 1996 was primarily for advertising, marketing and other selling expenses and also due to the inclusion of such costs for the Hartco and Robbins operations.

OPERATING INCOME

     Operating income for the six months ended July 4, 1997 was $35.6 million compared to $27.6 million for the six months ended June 28, 1996, an increase of 29.3%.

     Operating income for the three months ended July 4, 1997 was $20.8 million compared to $16.6 million for the three months ended June 28, 1996, an increase of 25.5%.

INTEREST EXPENSE

     Interest expense for the six months ended July 4, 1997 was $11.0 million compared to $9.3 million for the six months ended June 28, 1996.

     Interest expense for the three months ended July 4, 1997 was $6.0 million compared to $4.6 million for the three months ended June 28, 1996.

NET INCOME

     Net income for the six months ended July 4, 1997 was $14.9 million or $0.97 per share, an increase of 31.6% over the net income of $11.3 million or $0.76 per share for the six months ended June 28, 1996.

     Net income for the three months ended July 4, 1997 increased 21.9% to $9.1 million or $0.59 per share, compared to $7.4 million or $0.50 per share for the three months ended June 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended July 4, 1997, cash decreased by $15.4 million. Cash used for the acquisition of Robbins Hardwood Flooring Inc. was $55.6 million, cash used for additions to property, plant and equipment was $10.4 million, cash used for the acquisition of a Bruce Floor Care Products Trademark was $1.6 million, and long-term debt payments were $1.8 million. Bank borrowings of $42.1 million and cash provided by operating activities of $11.3 million were used to offset these expenditures.

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

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re-computation of per share
                                 earnings

                       27     -  Financial Data Schedule for the six month
                                 interim period ended July 4, 1997.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended July 4, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  August 15, 1997          By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  August 15, 1997          By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)

                                                                   EXHIBIT 11

                           TRIANGLE PACIFIC CORP.
                      COMPUTATION OF NET INCOME PER SHARE
                               SIX MONTHS ENDED          THREE MONTHS ENDED
                            ----------------------     ----------------------
                              JULY 4,      JUNE 28,     July 4,     JUNE 28,
                               1997         1996         1997        1996
                            ----------   ----------   ----------   ----------
Net Income                 $14,917,000  $11,337,000  $ 9,058,000  $ 7,433,000
                            ==========   ==========   ==========   ==========
Shares outstanding
 beginning of period        14,686,558   14,663,365   14,712,890   14,668,016

Weighted average number
 of shares issued from
 exercise of stock options       1,163        3,284        1,250            -

Weighted average number
 of shares issued from
 stock bonuses                  21,271            -            -            -
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding      14,708,992   14,666,649   14,714,140   14,668,016

Shares issuable from assumed
 exercise of stock options
 and stock warrants, reduced
 by the  number of shares
 which could have been
 purchased with the proceeds
 from exercise of such
 options and warrants          590,842      253,156      593,917      287,158
                            ----------   ----------   ----------   ----------
Weighted average  number
 of shares  outstanding as
  adjusted                  15,299,834   14,919,805   15,308,057   14,955,174
                            ==========   ==========   ==========   ==========
Primary income per common
 and common equivalent
 share                     $      0.97  $      0.76  $      0.59  $      0.50
                            ==========   ==========   ==========   ==========
Assuming full dilution:

Weighted average number
 of shares outstanding      14,708,992   14,666,649   14,714,140   14,668,016

Shares issuable from assumed
 exercise of stock options
 and stock warrants reduced
 by the number of shares
 which could have been
 purchased with the proceeds
 from exercise of such
 options and warrants          653,920      318,677      653,920      318,677
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding as
 adjusted                   15,362,912   14,985,326   15,368,060   14,986,693
                            ==========   ==========   ==========   ==========
Fully diluted income per
 common and common
 equivalent share          $      0.97  $      0.76  $      0.59  $      0.50
                            ==========   ==========   ==========   ==========



10