Form 10-Q
period 1997-10-03
TRIANGLE PACIFIC CORP
filed 1997-11-17
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          October 3, 1997
                               --------------------------------------------
                                    or

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

                  14,720,040 Shares on October 3, 1997

                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the nine months ended October 3, 1997 and
     September 27, 1996 and for the three months ended
     October 3, 1997 and September 27, 1996                        4

     Consolidated Balance Sheets
     October 3, 1997 and January 3, 1997                           5

     Consolidated Statements of Cash Flows
     for the nine months ended October 3, 1997
     and September 27, 1996                                        7

     Consolidated Statement of Changes in
     Shareholders' Investment for the nine months
     ended October 3, 1997                                         8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         12


PART II OTHER INFORMATION                                         14


SIGNATURES                                                        15

                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Nine Months ended October 3, 1997





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

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)

                                Nine Months Ended        Three Months Ended
                               ---------------------   ----------------------
                                Oct. 3,    Sept. 27,     Oct. 3,    Sept. 27,
                                  1997        1996        1997        1996
                               ---------   ---------    --------    --------
Net sales                      $ 486,249   $ 384,937    $ 165,795   $ 142,941
                                --------    --------     --------    --------
Costs and expenses:

     Cost of sales               367,789     289,892      125,310     108,186

     Selling, general
       and administrative         61,052      50,012       19,991      18,053

     Amortization of goodwill      2,047       1,250          780         490

     Interest                     16,958      14,605        5,972       5,293
                                --------    --------     --------    --------

                                 447,846     355,759      152,053     132,022
                                --------    --------     --------    --------

Income before income taxes        38,403      29,178       13,742      10,919

Provision for income taxes        15,071      11,079        5,327       4,157
                                --------    --------     --------    --------

Net income                     $  23,332   $  18,099    $   8,415   $   6,762
                                ========    ========     ========    ========



Net income per share           $    1.52   $    1.21    $    0.55   $    0.45
                                ========    ========     ========    ========

Weighted average shares
     outstanding                  15,300      14,958       15,424      15,023


<FOOTNOTE>
The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   October 3,       January 3,
                                                      1997           1997
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $   5,667      $  19,638

   Receivables (net of allowances
    of $3,627 and $3,053, respectively)               76,546         59,236

   Inventories                                       123,476         95,096

   Prepaid expenses                                    4,904          3,713
                                                    --------       --------

     Total current assets                            210,593        177,683
                                                    --------       --------

Property, plant and equipment
   Land                                               16,372         15,537

   Buildings                                          63,108         56,274

   Equipment, furniture and fixtures                 154,415        133,197
                                                    --------       --------

                                                     233,895        205,008

   Less:  accumulated depreciation                    50,329         40,258
                                                    --------       --------

                                                     183,566        164,750

Other assets:
   Goodwill                                          107,273         70,986

   Trademarks                                         29,274         28,333

   Other                                               5,257          2,921

   Deferred financing costs                            4,673          5,290
                                                    --------       --------

Total assets                                       $ 540,636      $ 449,963
                                                    ========       ========


<FOOTNOTE>
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)

                                                  October 3,       January 3,
                                                     1997            1997
                                                  ----------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   3,985      $   2,437

   Accounts payable                                  27,356         18,520

   Accrued liabilities                               42,148         40,226

   Income taxes payable                               5,878          1,991
                                                   --------       --------

     Total current liabilities                       79,367         63,174
                                                   --------       --------

Long-term debt, net of current portion              239,537        190,604

Other long-term liabilities                           3,935          2,331

Deferred income taxes                                39,375         39,217
                                                   --------       --------

     Total liabilities                              362,214        295,326
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,720,040 at October 3, 1997 and
     14,686,558 at January 3, 1997                      147            147

   Additional paid-in capital                        93,665         93,212

   Retained earnings                                 84,610         61,278
                                                   --------       --------

Total shareholders' investment                      178,422        154,637
                                                   --------       --------

Total liabilities and shareholders' investment    $ 540,636      $ 449,963
                                                   ========       ========




<FOOTNOTE>
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)

                                                       Nine Months Ended
                                                      --------------------
                                                       Oct. 3,    Sept. 27,
                                                        1997        1996
                                                      ---------   --------
Cash flows from operating activities:
  Net income                                         $  23,332   $  18,099
  Adjustments:
    Depreciation                                        10,839       8,644
    Deferred income taxes                                  169        (693)
    Amortization of goodwill and trademark               2,660       1,850
    Amortization of deferred financing costs               704         667
    Provision for doubtful accounts                        779         365
Changes in assets and liabilities:
    Receivables                                        (11,624)    (11,574)
    Inventories                                        (15,117)    (11,205)
    Prepaid expenses                                    (1,148)       (709)
    Other assets                                          (983)        263
    Accounts payable                                     6,942       4,438
    Accrued liabilities                                  2,702       5,120
    Accrued liabilities - interest                      (3,999)     (4,166)
    Income taxes payable                                 3,887       4,321
    Long-term liabilities                                  104           -
                                                      --------    --------
Net cash provided by operating activities               19,247      15,420
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment             (18,801)     (9,085)
  Proceeds from sale of property, plant & equipment          -       3,095
  Acquisition of Hartco Flooring                             -     (36,140)
  Acquisition of KREDA Bonds                                 -      (5,012)
  Acquisition of Robbins Hardwood Flooring             (55,627)          -
  Acquisition of Bruce Floor Care Products Trademark    (1,550)          -
                                                       --------    -------
Net cash used in investing activities                  (75,978)    (47,142)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                             45,900       6,400
  Long-term debt payments                               (3,592)     (2,337)
  Exercise of stock options                                 66          28
  Stock incentive bonus shares issued                      386           -
                                                      --------    --------
Net cash provided by financing activities               42,760       4,091
                                                      --------    --------
Net  (decrease) in cash and cash equivalents         $ (13,971)  $ (27,631)
Cash and cash equivalents, beginning  of period         19,638      32,581
                                                      --------    --------
Cash and cash equivalents, end of period             $   5,667   $   4,950
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                         $  19,367   $  17,648
    Income taxes                                        11,081       7,467

<FOOTNOTE>
The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)

                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 January 3, 1997        $    147    $ 93,212      $ 61,278      $154,637

Net income                     -           -        23,332        23,332

Exercise of stock
 options                       -          67             -            67

Stock incentive bonus
 shares issued                 -         386             -           386
                          ------     -------       -------       -------
Balance,
 October 3, 1997         $   147    $ 93,665      $ 84,610      $178,422
                         =======     =======       =======       =======



























<FOOTNOTE>
The accompanying notes to consolidated financial statements are an integral part of this statement.

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
                                                         =======

NOTE 2 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used for certain inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $57,884,000 at October 3, 1997 and $35,311,000 at January 3, 1997. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $7,706,000 at October 3, 1997 and $2,851,000 at January 3, 1997. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                             October 3,    January 3,
                                               1997          1997
                                             -------------------------
                                                  (in thousands)

     Raw materials                           $  61,428     $  50,873
     Work-in-process                            10,314         7,259
     Finished goods                             51,734        36,964
                                              --------      --------
          Total                              $ 123,476     $  95,096
                                              ========      ========

NOTE 3 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                             October 3,    January 3,
                                               1997          1997
                                             -------------------------
                                                  (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003                       $ 160,000      $ 160,000
     Capitalized lease obligations              15,575         16,996
     Industrial revenue bonds                   22,047         16,045
     Revolving note - Bank                      45,900              -
                                              --------       --------
                                               243,522        193,041
     Less: Current portion
          of long-term debt                     (3,985)        (2,437)
                                              --------       --------
                                             $ 239,537      $ 190,604
                                              ========       ========

     Letters of credit outstanding were $17.8 million at October 3, 1997 and $15.0 million at January 3, 1997, under a facility pursuant to which they can be renewed or replaced.

NOTE 4 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                             October 3,   January 3,
                                               1997         1997
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  28,153    $  27,824
          Trademark                            10,788       11,022
          Other                                 6,186        7,338
                                             --------     --------
             Total                          $  45,127    $  46,184
                                             --------     --------
     Deferred Tax Asset:
          Other                             $   5,752    $   6,967
                                             --------     --------
             Total                          $   5,752    $   6,967
                                             --------     --------
     Net Deferred Tax Liability             $  39,375    $  39,217
                                             ========     ========

     The provision for income taxes consists of the following:

                                                   Nine Months Ended
                                                --------------------------
                                                October 3,   September 27,
                                                  1997           1996
                                                --------------------------
                                                    (in thousands)
     Current:
          Federal                               $  10,837      $  9,530
          State and local                           2,450         1,848
                                                 --------       -------
                                                $  13,287      $ 11,378
                                                 ========       =======
     Deferred:
          Federal                               $   1,573      $   (324)
          State and local                             211            25
                                                 --------       -------
                                                $   1,784      $   (299)
                                                 ========       =======
     Total                                      $  15,071      $ 11,079
                                                 ========       =======

     The tax provision for the periods ending October 3, 1997 and September 27, 1996 was 39.2% and 38.0% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:

                                                    Nine Months Ended
                                                ---------------------------
                                                October 3,    September 27,
                                                  1997           1996
                                                ---------------------------
                                                    (in thousands)

     Computed (expected) tax provision          $ 13,441        $ 10,213
     Increase (decrease) from:
          State and local taxes                    1,717           1,226
          Amortization of goodwill                   514             437
          Foreign sales                             (323)           (270)
          Other book to tax differences, net        (278)           (527)
                                                 -------         -------
     Total                                      $ 15,071        $ 11,079
                                                 =======         =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the nine months ended October 3, 1997 were $486.2 million compared to $384.9 million for the nine months ended September 27, 1996, representing a 26.3% increase. Results for the first nine months of 1997 included Hartco Flooring Company, which was acquired on June 28, 1996, and Robbins Hardwood Flooring Inc., which acquired the Robbins Residential Flooring Operations on March 28, 1997.

     Net sales for the three months ended October 3, 1997 were $165.8 million compared to $142.9 million for the three months ended September 27, 1996. Flooring Division sales for the third quarter of 1997 were $120.6 million compared to $95.0 in the third quarter of 1996, an increase of 27.0%. The Flooring Division unit sales for the third quarter of 1997 increased by 19.6% over the third quarter of 1996. The third quarter of 1997 includes the results of Robbins Hardwood Flooring, Inc., which acquired the Robbins Residential Flooring operations on March 28, 1997.

     Cabinet Division sales for the quarter ended October 3, 1997 were $45.2 million compared to $48.0 million in the third quarter of 1996. Unit sales declined 13.0%, while the average unit selling price increased 8.3%. The higher unit selling price is confirmation that we continue to be more selective in accepting orders. Operating margins increased over prior year levels.

GROSS PROFIT

     Gross profit for the nine months ended October 3, 1997 amounted to $118.5 million or 24.4% of net sales, compared to $95.0 million, or 24.7% of net sales in the same period in 1996.

     Gross profit for the three months ended October 3, 1997 was $40.5 million or 24.4% of net sales compared to $34.8 million or 24.3% of net sales in the same period in 1996. Lumber costs in the third quarter of 1997 increased 7.8%, bringing the total increase for the nine months of 1997 to 31.1%. An unfavorable lumber purchase price variance and a larger LIFO provision during the third quarter of 1997 were major factors which impacted gross profit margins in the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $61.1 million, or 12.6% of net sales for the nine months ended October 3, 1997 compared to $50.0 million, or 13.0% of net sales for the nine months ended September 27, 1996.

     Selling, general and administrative expenses amounted to $20.0 million, or 12.1% of net sales, for the three months ended October 3, 1997 compared to $18.1 million, or 12.6% of net sales for the three months ended September 27, 1996. In absolute terms, this expense increased $1.9 million. The higher spending was primarily for advertising, marketing and selling expenses which now include the Robbins operation. Administrative expenses have remained relatively constant for the quarter and declined as a percentage of sales.

OPERATING INCOME

     Operating income for the nine months ended October 3, 1997 was $55.4 million compared to $43.8 million for the nine months ended September 27, 1996, an increase of 26.4%.

     Operating income for the three months ended September 27, 1996 was $19.7 million compared to $16.2 million for the three months ended September 27, 1996, and increase of 21.6%.

INTEREST EXPENSE

     Interest expense for the nine months ended October 3, 1997 was $17.0 million compared to $14.6 million for the nine months ended September 27, 1997.

     Interest expense for the three months ended October 3, 1997 was $6.0 million compared to $5.3 million for the three months ended September 27, 1996.

NET INCOME

     Net income for the nine months ended October 3, 1997 was $23.3 million or $1.52 per share, an increase of 28.9% over net income of $18.1 million or $1.21 per share for the nine months ended September 27, 1996.

     Net income for the three months ended October 3, 1997, increased 24.4% to $8.4 million or $0.55 per share, compared to $6.7 million or $0.45 per share for the three months ended September 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended October 3, 1997, cash decreased by $14.0 million. Cash used for the acquisition of Robbins Hardwood Flooring Inc. was $55.6 million, cash used for additions to property, plant and equipment was $18.8 million, cash used for the acquisition of the Bruce Floor Care Products Trademark was $1.6 million, and long-term debt payments were $3.6 million. Bank borrowings of $45.9 million and cash provided by operating activities of $19.2 million were used to offset these expenditures.

     The Company believes that borrowing availability under its Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures for the foreseeable future.

     Except for the statements of historical fact, this Form 10-Q, including, without limitation, this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" contains "forward-looking statements" which involve risks and uncertainties which are detailed from time to time in documents filed by the Company with the SEC. The Company can give no assurance that such statements will prove to have been correct.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re-computation of per share
                                 earnings

                       27     -  Financial Data Schedule for the nine month
                                 interim period ended October 3, 1997.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended October 3, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date: November 17, 1997         By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date: November 17, 1997         By:  /s/ Robert J. Symon
      -----------------         -----------------------------------
                                  Robert J. Symon
                                  Executive Vice President,
                                  Treasurer and Chief Financial Officer
                                  (principal financial and accounting officer)

                                                                   EXHIBIT 11
                           TRIANGLE PACIFIC CORP.
                      COMPUTATION OF NET INCOME PER SHARE

                              NINE MONTHS ENDED          THREE MONTHS ENDED
                            ----------------------     ----------------------
                              OCT. 3,     SEPT. 27,     OCT. 3,    SEPT. 27,
                               1997         1996         1997        1996
                            ----------   ----------   ----------   ----------
Net Income                 $23,332,000  $18,099,000  $ 8,415,000  $ 6,762,000
                            ==========   ==========   ==========   ==========
Shares outstanding
 beginning of period        14,686,558   14,663,365   14,716,640   14,668,016

Weighted average number
 of shares issued from
 exercise of stock options       2,672        3,740        1,133            -

Weighted average number
 of shares issued from
 stock bonuses                  22,689            -            -            -
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding      14,711,919   14,667,105   14,717,773   14,668,016

Shares issuable from assumed
 exercise of stock options
 and stock warrants, reduced
 by the  number of shares
 which could have been
 purchased with the proceeds
 from exercise of such
 options and warrants          588,539      290,636      706,688      354,725
                            ----------   ----------   ----------   ----------
Weighted average  number
 of shares  outstanding as
  adjusted                  15,300,458   14,957,741   15,424,461   15,022,741
                            ==========   ==========   ==========   ==========
Primary income per common
 and common equivalent
 share                     $      1.52  $      1.21  $      0.55  $      0.45
                            ==========   ==========   ==========   ==========
Assuming full dilution:

Weighted average number
 of shares outstanding      14,711,919   14,667,105   14,717,773   14,668,016

Shares issuable from assumed
 exercise of stock options
 and stock warrants reduced
 by the number of shares
 which could have been
 purchased with the proceeds
 from exercise of such
 options and warrants          776,273      373,545      776,273      373,545
                            ----------   ----------   ----------   ----------
Weighted average number
 of shares outstanding as
 adjusted                   15,488,192   15,040,650   15,494,046   15,041,561
                            ==========   ==========   ==========   ==========
Fully diluted income per
 common and common
 equivalent share          $      1.51  $      1.20  $      0.54  $      0.45
                            ==========   ==========   ==========   ==========





14