Form 10-K
period 1998-01-02
TRIANGLE PACIFIC CORP
filed 1998-04-01
CIK 230602

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             January 2, 1998
                         ----------------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    At March 1, 1998, the aggregate market value of the registrant's common stock held by non-affiliates was $515,223,972.

    The number of shares outstanding of the registrant's Common Stock, par value $.01 per share, as of March 1, 1998: Common Stock - 14,745,345 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates certain information by reference from the registrant's Proxy Statement to be issued in connection with its Annual Meeting of Shareholders to be held May 6, 1998.

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

    On June 8, 1992, the Company successfully completed a capital restructuring (the "1992 Restructuring") pursuant to which substantially all of the Company's outstanding long-term indebtedness, redeemable preferred stock and common stock were exchanged for new debt with lower interest rates and new common stock and Holding was merged into the Company.

    The Company filed two registration statements with the Securities and Exchange Commission in 1993 and sold to the public 7,939,750 shares of the Company's Common Stock and $160 million aggregate principal amount of 10-1/2% Senior Notes due 2003 (collectively, "the Offerings"). The net proceeds of the Offerings together with borrowings under a new $90 million credit facility (the "Credit Facility") were used (i) to repay the entire unpaid balance under the Company's previously-existing senior debt financing agreements, redeem certain previously outstanding debentures and pay related accrued interest, for a total of approximately $227 million, and (ii) for working capital and general corporate purposes.

    The Company's operations are conducted through a single business segment which consists of the manufacture and distribution of building products. The Company manufactures and sells hardwood flooring and other flooring and related products and manufactures and distributes kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. The Company's products are also used for commercial applications such as retail stores and restaurants. The Company's business is seasonal, with demand for its products generally highest between April and November.

    Presented below is a summary of sales results for each of the fiscal years 1991 through 1997.

           1997      1996      1995      1994      1993      1992      1991
          -------------------------------------------------------------------
                                    (in millions)
Net Sales:

Flooring  $ 469.1   $ 336.4   $ 261.8   $ 244.0   $ 202.0   $ 152.9   $ 117.2

Cabinets    183.8     197.9     197.1     166.2     144.3     139.9     138.9
           ------    ------    ------    ------    ------    ------    ------
Total
Net Sales $ 652.9   $ 534.3   $ 458.9   $ 410.2   $ 346.3   $ 292.8   $ 256.1
           ======    ======    ======    ======    ======    ======    ======

Bruce, Premier, Hartco, Robbins, Coastal Woodlands, Crystalguard, Expressions, Flexform, Herringstrip, Jewels Of Nature, Kennedale, Kingsford, Natural Reflections, Pattern Plus, Plantation, Somerset, Traffic Zone, Wearmaster, Aspen, Hampton, Quadric, Tiara, Tudor and Vantage are Trademarks or Registered Trademarks of Triangle Pacific Corp.

Industry Overview
-----------------

    The Company is a leading manufacturer of consumer wood products for both home and commercial use. The Company is the largest and best known manufacturer of hardwood flooring in the world and one of the largest manufacturers of kitchen and bathroom cabinets. The Company produces a complete line of hardwood flooring products and believes that it is generally recognized for its superior quality and service. The Company offers five distinct flooring brand names: Bruce, Hartco, Robbins, Premier, and Traffic
Zone.   The Company produces kitchen and bathroom cabinets under two brand names: IXL and Bruce.

     The Company estimates that new construction accounts for approximately 30
- 40% of sales, with remodeling or replacement generating the remaining portion. Residential new construction activity is more cyclical than remodeling activity, which has historically been relatively stable.

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

     Cabinet manufacturing is a highly fragmented industry with competitors of widely varying production capacities, distribution capabilities and financial resources. In recent years, contraction in the industry has resulted in smaller competitors leaving the market and more aggressive cost controls and marketing programs being implemented by the remaining participants. The Kitchen Cabinet Manufacturing Association estimates that there are 8,000 manufacturers of kitchen and bathroom cabinets competing for approximately 50% of the total cabinet market. The balance of the market is supplied by trim carpenters and job-site cabinet makers. The market is dependent on new home construction and remodeling activity. The entire cabinet manufacturing industry is characterized by excess capacity. In the late 1970's, new construction expanded to meet the demands of more than two million housing starts annually, plus remodeling. U.S. housing starts have not exceeded 1.85 million units since 1979. Price competition is severe, due principally to the excess industry capacity.

Products and Product Development
--------------------------------

    With both flooring and cabinet products, the Company continually addresses the changing consumer demands for products used in the home, including color trends in the furniture and home decorating industry, durability of the products and price points for competing products.

     The Company offers approximately 1,200 varieties of hardwood flooring and related products in a multitude of wood species, grades, sizes, styles and finishes. The Company's hardwood flooring products are generally available in various widths and lengths and are differentiated in terms of quality and price based primarily on whether the product is finished or unfinished and on the grade of the raw materials used to produce the product.

    The Company has been a leader in developing a wide variety of new flooring products, including (i) 5/16" thick solid parquet flooring, (ii) 3/8" thick laminated flooring, (iii) 3/8" thick engineered, square-edge, pre-finished flooring, (iv) 3/8" thick acrylic-impregnated flooring for commercial applications (all of the above for glue-down installation), (v) 3/4" thick square-edge, pre-finished flooring and (vi) most recently, 5/16" thick solid strip flooring. The Company believes that new product development has enabled it to increase its sales and has contributed to the overall growth of hardwood flooring since the mid-1970s. The Company's product innovations have made hardwood flooring a viable alternative for a variety of floorcovering applications.

    The Company has been instrumental in the development of thinner hardwood flooring products which can be glued to the concrete slab foundations increasingly used in new home construction. Installation of 3/4" thick hardwood flooring over concrete slabs requires the construction of a false floor above the slab to which the hardwood flooring can be nailed, thereby increasing installation time and expense. The Company has developed 5/16" thick flooring products, which can be glued or stapled to a variety of surfaces, eliminating the need for a false floor. The development of 3/8" thick engineered flooring (consisting of multiple layers of oak veneer, glued and pressed together), which can be glued to a wood or concrete sub-floor, further expanded the uses for hardwood flooring. The dimensional stability of engineered flooring permits its installation in kitchens and basements where the presence of moisture had previously rendered hardwood flooring impractical.

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

    Also in 1995, the Company introduced a new product group, high pressure laminate flooring. This product, which is called Traffic Zone, features a CrystalGuard melamine wear-layer surface over a high-density fiberboard core. It offers superior wear characteristics in a variety of overlays that simulate fine wood finishes as well as marble, granite, and other materials. Traffic Zone is designed for consumers who want highly durable, easy-care, hard surface floorcovering as an alternative to stone, ceramic tile, sheet vinyl, vinyl tile and carpet.

     The Company manufactures kitchen and bathroom cabinets in approximately 100 different styles and colors and continues to develop new product styles. While the styles of the Company's cabinets vary from other manufacturers' brands, kitchen and bathroom cabinet construction is fundamentally the same throughout the industry. Differences in the price and quality of the Company's cabinets result from variations in basic materials (e.g., solid oak, plywood, particleboard or fiberboard doors), the type and quality of exterior and interior finish, the quality of the hardware and other features such as adjustable shelves and interior storage aids.

    During the latter part of 1994 and throughout 1995, the Company revamped its product line to improve marketability and mix of offerings. Among the many innovations that have emerged from this effort is a new cabinet line called Coronet, which is made of Plantation hardwood from Malaysia. Months of testing and research preceded the use of this new raw material, which produces an end product of the same durability and styling as other woods, but which can be sold at a lower price point. In its continuing effort to offer more value to builders and end-users, the Company introduced the Aspen Collection, a line of thermofoil-process products which feature high-quality vinyl laminates applied to fiberboard. Through innovative manufacturing techniques, the Company was able to produce this popular line, available in maple and white finishes, at prices attractive to the townhouse and single-family housing market.

    In 1996, the Company introduced Quadric. Unlike most thermofoil cabinets, Quadric features truly square corners in both doors and drawer fronts, achieved by extra steps in milling that duplicate the look of fine custom cabinetry at very competitive prices. Also introduced in 1996 were four new door styles: Tiara, Tiara Arched, Tudor and Tudor Arched.

    As of January 1996, the Company elected to discontinue the sale of lumber, which had remained a low-profit item, and to consolidate building products into its cabinet operations. Beginning with the first quarter of 1996, the financial results of this operation have been combined with those of cabinets.

    One of the benefits of the Hartco acquisition in 1996 was a sophisticated research and development center in Oneida, Tennessee, where the Company has consolidated its R & D efforts. The Company believes this facility will further enhance its ability to stay on the leading edge of product, manufacturing and engineering technology.

Manufacturing
-------------

    The Company manufactures its 3/4" thick solid oak hardwood flooring products at its plants in Nashville and Jackson, Tennessee, Beverly, West Virginia, West Plains, Missouri, Warren and Searcy, Arkansas,and Oneida, Tennessee. The Beverly, West Virginia plant also produces 5/16" thick solid strip pre-finished flooring. The Company manufactures its 3/8" thick engineered hardwood flooring products at its plants in Center, Texas, Port Gibson, Mississippi, Statesville, North Carolina, Warren, Arkansas and Somerset, Kentucky. The Center plant produces sufficient 1/8" thick oak veneer to supply approximately one-half of its veneer requirements. The Port Gibson, Mississippi plant supplies its own veneer requirements and most of the remainder of the Center plant's veneer requirements and a portion of the veneer requirements for the Statesville plant for the production of 3/8" thick engineered products. The Company manufactures its 5/16" thick solid parquet products at its plants in Jackson and Oneida, Tennessee in addition to the production of 3/4" thick product at these locations.

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

    In 1997, the Company acquired the residential hardwood flooring operations of Robbins, Inc., all of which are in Arkansas. This acquisition further added manufacturing capacity without incurring larger capital expenditures required for new construction.

     Raw materials for the hardwood flooring products produced at the Nashville, Jackson, Beverly, West Plains, Oneida, Somerset, Warren and Searcy plants consist primarily of rough cut oak lumber. Each plant obtains lumber from local independent sawmill operators, purchasing entire truckloads of ungraded, mixed specie lumber. The Company maintains an inventory of purchased lumber which is sufficient for approximately three to four months of operations. The quality and efficiency of lumber purchasing and grading operations are important determinants of manufacturing yields and productivity.

    Purchased lumber is stacked for drying in the open air for 90 to 120 days, and then placed in dry kilns for approximately five to seven days to reduce moisture content. Where necessary, the Company operates pre-drying kilns, which shorten the required open-air drying time. The Company's drying processes are another important determinant of satisfactory product yields. Following drying, the flooring-grade lumber is cut into various sizes of strip, plank and parquet flooring. The products are then sanded and, in some cases, beveled. A majority of the Company's products are pre-finished with a urethane or combination stain and wax finish. Pre-finished products are more durable and do not require a time-consuming sanding and finishing process at the installation site.

    Raw materials for the engineered hardwood flooring products manufactured at the Company's plants in Center, Texas, Port Gibson, Mississippi and Warren, Arkansas consist of oak logs which are purchased primarily from independent loggers located within about 100 miles of the respective plants. Purchased logs are stored in soaking ponds or under sprinklers until needed, and then debarked, soaked in hot water or steamed, cut to specific lengths, loaded into a lathe, and peeled to produce sheets of thin oak veneer. The Company employs advanced veneer manufacturing processes which substantially increase material yields, thereby reducing costs. The Company also purchases veneer from independent suppliers. Layers of veneer are then pressed into plywood which is cut into strip, plank and parquet hardwood flooring and then pre-finished. The total conversion time for engineered products, from log to finished product, is approximately one week.

     The Company also treats a portion of its 3/8" thick engineered product with an acrylic impregnating process to produce its Wear Master line of commercial flooring. Hartco produces Pattern Plus, an acrylic-impregnated engineered product at its Oneida plant. The Statesville, N.C. plant purchases veneer from outside sources and also obtains veneer from the Port Gibson plant, which is converted into engineered products.

     The Company operates four cabinet manufacturing plants. These regional plants enable the Company to compete with local and regional manufacturers on the basis of the cost of freight, speed of delivery and service to customers.

     Cabinet plant inventories consist of raw materials, component parts and a limited amount of work-in-process. Raw materials utilized by the plants consist of sheet stock of plywood, particleboard or fiberboard, and component parts consist of dimension parts (front frame parts, doors and drawer fronts), finished end panels, finishing materials and hardware. In the cabinet manufacturing operations, front frame parts, doors and drawer fronts are sanded smooth and color stained and finished. Then, end panels, tops, bottoms and shelves are glued and stapled to the front frames, drawers are assembled to drawer fronts and hardware is attached. The completed cabinet is inspected, packed and staged for shipment.

     Sheet stock is a commodity product purchased from a variety of suppliers. The Company obtains a portion of its front frame parts from its manufacturing facility located at the hardwood flooring plant in Jackson, Tennessee. The Company discontinued the production of cabinet doors and drawer fronts at its Jackson dimension plant at the end of February 1997. Doors, drawer fronts, finishing materials and hardware are purchased from several suppliers.

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

     The Company is not dependent on any single supplier for any of its raw materials or component parts. The Company believes its sources of supply are adequate to meet its needs. Imports from foreign suppliers, which account for less than ten percent of the Company's raw materials and components, consist of wood veneer, laminated veneer door panels and certain hardware items.

     The following table sets forth certain information concerning the manufacturing facilities operated by the Company.

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
Nashville, TN        Owned      3/4" thick strip and plank;
                                pre-finished, unfinished

West Plains, MO      Owned      3/4" thick strip; pre-finished,
                                unfinished

Beverly, WV (1)      Leased     5/16" thick solid strip;
                                pre-finished
                                and 3/4" thick strip;
                                pre-finished, unfinished

Jackson, TN (2)      Owned      5/16" thick solid parquet;
                                pre-finished, unfinished
                                3/4" thick strip; unfinished

Center, TX (3)       Owned      3/8" and 1/4" thick engineered strip,
                                plank and parquet; pre-finished,
                                unfinished

Port Gibson, MS (3)  Owned      3/8" thick engineered strip,
                                plank and parquet; pre-finished,
                                unfinished

Statesville, NC      Owned      3/8" thick engineered strip,
                                plank, pre-finished, unfinished


Oneida, TN           Owned      5/16" thick solid parquet;
                                pre-finished, unfinished
                                3/4" thick strip; unfinished

Somerset, KY         Owned      3/8" thick engineered strip,
                                plank, pre-finished, unfinished

Warren, AR           Owned      3/4" thick strip and plank;
                                pre-finished, unfinished

                    Owned/
Location            Leased             Product
--------            ------      ------------------------
Warren, AR           Owned      3/8", 1/2" and 9/16" thick
                                engineered strip, plank and
                                parquet; pre-finished, unfinished

Searcy, AR           Owned      3/4" thick unfinished strip

Auburn, NE           Owned      Kitchen and bathroom cabinets

McKinney, TX         Owned      Kitchen and bathroom cabinets

Morristown, TN       Owned      Kitchen and bathroom cabinets

Thompsontown, PA     Owned      Kitchen and bathroom cabinets

[FN]
------------------
(1) During 1995, the operating lease agreement was amended to allow for a purchase option of $1 until 2018. The Company recorded the present value of the remaining future minimum lease payments as a capitalized lease asset and related capitalized lease obligation.

(2) The Jackson plant also manufactures kitchen cabinet front frame parts used in cabinet production.

(3) The Center and Port Gibson plants also produce 1/8" thick veneer, which is used in the manufacture of 3/8" thick engineered products at these plants and at the Statesville, N.C. plant.

Sales and Marketing
-------------------

    Flooring sales are made to independent wholesale floorcovering distributors located throughout the United States and a number of other countries. Most distributors handle a diverse line of floorcovering products in addition to hardwood flooring. The Company's distributors sell their products to retail floorcovering dealers, installation contractors, builders, remodelers and retail home center stores. The Company believes that new home construction and remodeling account for approximately 40% and 60%, respectively, of its flooring sales.

     The Company distributes its cabinets directly from the factories and also through Company-operated distribution centers in major markets across the country. These centers, which cater largely to builders and remodeling contractors, generate more than 40% of total cabinet sales.

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

    The addition of Hartco's distributors in 1996 and Robbins' distributors in 1997 expanded our overall presence in the floorcovering marketplace. This expanded access to the market is strengthened by our ability to offer five distinct brands - Bruce, Hartco, Robbins, Premier and Traffic Zone.

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

    The Company operates a training facility at its Nashville plant to give its floorcovering distributors, dealers and contractors training in the sale, installation and maintenance of hardwood and high pressure laminate floors. Providing this training results in better educated resellers and installers, which the Company believes should enhance their ability to sell more flooring products and improve consumer satisfaction with the installed products.

     Flooring salespersons are assigned geographical sales territories. In addition to making direct sales to independent distributors, the sales force assists distributors in broadening their market penetration by making joint sales calls on dealers, conducting installation training for distributors and their customers, and advising on the use of advertising and special product promotions. Salespersons earn bonuses, in addition to their salaries, based on volume and sales mix.

     The cabinet sales force is one of the largest in the cabinet industry, currently employing approximately 204 salespersons. The sales force makes direct sales and service calls on builders, independent distributors and retail home center stores, and offers kitchen design, cabinet installation and cabinet display and marketing advice to retail home center stores and independent distributors. Most sales personnel are affiliated with one of the Company's distribution centers and are responsible for sales to all customers within their sales area including sales of cabinets directly by the plant.
The Company maintains a competitive salary base and provides performance incentives by compensating its sales force with bonuses tied to volume and profitability.

Competition
-----------

     While the Company is currently the largest manufacturer of hardwood flooring in the world, it is a small part of the highly competitive floorcovering market. The floorcovering market includes companies which are substantially larger in sales and financial resources than the Company. Also the domestic floorcovering industry is facing greater competition from imported flooring products.

     The floorcovering industry, which includes carpet, sheet vinyl, vinyl tile, hardwood, high pressure laminate, ceramic tile and natural stone is highly competitive. The principal competitive factors in floorcovering are aesthetic appeal, price, durability and ease of installation and maintenance. Hardwood flooring is generally more durable than other floorcoverings. Thus, although the average selling price of hardwood flooring is higher than that of the selling price of most other floorcoverings, the Company believes that the overall cost is competitive after taking into accouont average product life, maintenance expenses and removal and replacement costs.

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

    The Company is one of the largest manufacturers of kitchen and bathroom cabinets in the U.S. The cabinet industry is a mature, highly competitive, regionalized and highly fragmented industry with thousands of cabinet makers competing primarily on a local basis. There is a relatively high manual labor content in cabinet products. Because of the low capital requirements for cabinet assembly, it is relatively easy and inexpensive for small cabinet makers to enter the industry as manufacturing competitors. In addition, high transportation costs limit the area to which a manufacturer can ship cabinets and still remain competitive. This has led the Company, and more recently, some of its larger competitors, to open regional manufacturing plants and distribution centers. The Company's four regional manufacturing plants and 41 Company-operated distribution centers are important factors in the Company's ability to maintain cost and price competitiveness with local and regional manufacturers.

    Due to excess manufacturing capacity, the cabinet industry has been subject to severe price competition. Other competitive factors include quality of product, production capacity and speed of delivery. The Company believes it competes favorably because of its breadth and quality of product offerings, and its production capacity, regional manufacturing facilities, national sales force and distribution capabilities.

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

Employees
---------

    As of January 2, 1998, the Company employed approximately 5,404 persons. The Company has entered into collective bargaining agreements with hourly employees at six of its plants, covering in the aggregate approximately 2,091 employees. Management considers its employee relations to be satisfactory.

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

ITEM 2.     PROPERTIES

    The Company's principal manufacturing facilities are described under "Manufacturing" above. Management believes that the Company's plants and properties are generally well-maintained and in good operating condition.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

Executive Officers of the Registrant
------------------------------------

    Set forth below as of March 1, 1998 are the names, ages and principal occupations of the executive officers of the Company, as well as certain other information concerning their business experience.

    Name and Positions held        Principal Occupation
    with the Company               and Other Information
    -----------------------        ---------------------

    Floyd F. Sherman               Mr. Sherman has served as Chairman
    Chairman of the Board of       of the Board and Chief Executive
    Directors, and Chief           Officer since July, 1992.  Prior to
    Executive Officer              November, 1994 he served as
                                   President of the Company since 1981.
                                   Prior to 1981, he served as
                                   Executive Vice President of the
                                   Company.  Mr. Sherman is 58 years
                                   old and became a director of the
                                   Company in 1982.

    M. Joseph McHugh               Mr. McHugh has served as President
    Director, President            and Chief Operating Officer of the
    and Chief Operating            Company since November, 1994.
    Officer                        Prior thereto, he served as Senior
                                   Executive Vice President and
                                   Treasurer of the Company since 1981.
                                   Prior to 1981, he served as
                                   Executive Vice President of the
                                   Company.  He became a director of
                                   the Company in 1986.  Mr. McHugh is
                                   also a director of Pillowtex
                                   Corporation.  He is 60 years old.

    Robert J. Symon                Mr. Symon has served as Executive
    Executive Vice President       Vice President, since February 1998.
                                   Prior thereto, he served as Executive
                                   Vice President, Treasurer and Chief
                                   Financial Officer since November 1994.
                                   Prior thereto, he served as Vice
                                   President - Controller of the Company
                                   since 1978.  Mr. Symon is 66 years old
                                   and served as a Director of the Company
                                   from December 1988 to June 1992.

    E. Dwain Plaster               Mr. Plaster has served as a Vice
    Vice President,                President, Treasurer and Chief Financial
    Treasurer and Chief            Officer of the Company since February,
    Financial Officer              1998.  Prior thereto, he served as Vice
                                   President since November 1994 and had been the Controller of Bruce Hardwood Floors since 1977. Mr. Plaster is 48 years old.

    Paul L. Barrett                Mr. Barrett has served as Vice President
    Vice President, Secretary      Secretary and General Counsel of the
    and General Counsel            Company since November, 1997.  Prior
                                   thereto for more than the past five years he served as Vice President, Secretary and General Counsel of Redman Industries Inc.
                                   Mr. Barrett is 62 years old.

    Charles A. Engle               Mr Engle has served as a Vice President of
    Vice President                 the Company since 1979.  He has also served
                                   as President of the Cabinet group since
                                   January 1996.  Mr. Engle is 54 years old.

    John W. Esch                   Mr. Esch has served as a Vice
    Vice President                 President of the Company since
                                   November, 1994.  He has been Controller
                                   of the Cabinet group since 1977.
                                   Mr. Esch is 53 years old.

    James T. Fidler                Mr. Fidler has served as a Vice
    Vice President                 President of the Company since 1981.
                                   He has been Vice President-Operations
                                   since August, 1995.  Prior thereto, he
                                   was Director-Management Information
                                   Operations for the Company.  Mr. Fidler
                                   is 55 years old.

    Michael J. Kearins             Mr. Kearins has served as a Vice
    Vice President                 President of the Company since 1985 and has
                                   primary responsibility for sales and
                                   marketing of flooring products. Prior to 1983, he had been a Regional Sales Manager of the Company. Mr. Kearins is 51 years old.

    James E. Price                 Mr. Price has served as a Vice
    Vice President                 President of the Company since
                                   November, 1994.  He has been Vice
                                   President of manufacturing of flooring
                                   products since March, 1993. Prior thereto, he was General Manager since 1984. He had been a Plant Manager of the Company since
                                   1979.  Mr. Price is 55 years old.

    Allen Silver                   Mr. Silver has served as a Vice
    Vice President                 President of the Company since 1985.
                                   Prior to that time he had been a
                                   Vice President of manufacturing of cabinet products. Mr. Silver is 58 years old.

    Richard A. TerHaar             Mr. TerHaar has served as Vice President
    Vice President                 of the Company since May, 1997.  He has
                                   been Director of Management Information
                                   Services since 1995.  Prior thereto he
                                   served as Manager of Systems and
                                   Programming since 1981.  Mr. TerHaar is
                                   49 years old.

    Jennifer E. Wisdom             Ms. Wisdom has served as Vice President of
    Vice President                 the Company since May, 1997.  She has been
                                   Director of Human Resources since 1994.
                                   Prior thereto, Ms. Wisdom was Director of
                                   Human Resources at Varo, Inc. since 1986.
                                   Ms. Wisdom is 51 years old.

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    A)   Price range of common stock

    The following table shows the range of market prices for the common stock on the NASDAQ National Market System for each quarter during the past two fiscal years.

                                         Market Price
         1996                           High      Low
         ----                          ------    ------
         First Quarter                 18-1/8    15-3/4
         Second Quarter                21-3/8    16-3/8
         Third Quarter                 22-3/4    19
         Fourth Quarter                24-7/8    19-3/4

         1997
         ----
         First Quarter                 29-3/4    23-1/16
         Second Quarter                33        24-1/2
         Third Quarter                 36-1/2    28-7/16
         Fourth Quarter                35-1/2    30-1/4

B)   Approximate number of equity security holders (As of January
     2, 1998)

         Class of Security             Number of Record Holders
         -----------------             ------------------------

         Common Stock ($.01 par value)     2,400

    C)   Dividend Policy

    The Company has not declared or paid any dividends on its Common Stock. Management currently intends to retain future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is restricted under the terms of the Company's bank credit facility and the indenture relating to the Company's 10 1/2% Senior Notes due 2003.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share amounts)

    The selected consolidated financial data of the Company presented below for the five fiscal years ended January 2, 1998 was derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes included herein.

                    Fiscal      Fiscal      Fiscal      Fiscal      Fiscal
                    year        year        year        year        year
                    ended       ended       ended       ended       ended
INCOME              Jan.        Jan.        Dec.        Dec.        Dec.
STATEMENT           2,          3,          29,         30,         31,
DATA                1998        1997        1995        1994        1993
                    --------------------------------------------------------
Net sales           $652,866    $534,261    $458,868    $410,159    $346,296
Cost of sales        495,256     402,759     342,348     300,160     269,360
                    --------------------------------------------------------
Gross profit         157,610     131,502     116,520     109,999      76,936
Selling,
 general and
 admin-
 istrative            80,503      68,611      60,841      57,928      44,213
Amortization
 of goodwill           2,638       1,739       1,520       1,520       1,613
Interest              22,863      19,719      18,380      18,920      19,406
                    --------------------------------------------------------
Income  before
 income  taxes
 and  extra-
 ordinary  item       51,606      41,433      35,779      31,631      11,704
Provision
 for  income taxes    19,847      15,809      13,774      12,829       4,501
                    --------------------------------------------------------
Income  before
 extraordinary
 item                 31,759      25,624      22,005      18,802       7,203
Extraordinary
 item - Loss from
 repayment of
 debt                      -           -           -           -     (11,307)
                    ---------------------------------------------------------
Net income (loss)   $ 31,759    $ 25,624    $ 22,005    $ 18,802    $ (4,104)
                    =========================================================
Per share
 data:
Net income before
extraordinary item
     Basic          $   2.16    $   1.75    $   1.50    $   1.28    $   0.74
     Diluted        $   2.07    $   1.71    $   1.49    $   1.28    $   0.74

Net income (loss)
     Basic          $   2.16    $   1.75    $   1.50    $   1.28    $  (0.42)
     Diluted        $   2.07    $   1.71    $   1.49    $   1.28    $  (0.42)

Weighted common
 shares out-
 standing
     Basic            14,716      14,670      14,663      14,660       9,714
     Diluted          15,321      15,005      14,815      14,701       9,714

                    Jan.        Jan.        Dec.        Dec.        Dec.
BALANCE             2,          3,          29,         30,         31,
SHEET DATA          1998        1997        1995        1994        1993
                 ---------------------------------------------------------
Working
 capital            $127,481    $114,509    $113,397    $ 94,354    $ 74,082
Total assets         543,221     449,963     399,815     363,451     326,545
Long-term
 debt, net
 of current
 portion             232,241     190,604     183,044     168,388     162,897
Common
 shareholders'
 investment          186,912     154,637     128,901     106,894      88,047

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

    The following table sets forth selected information concerning the Company's results of operations for fiscal 1997, 1996 and 1995.

                                              Fiscal Year
                                    ------------------------------
                                      1997        1996        1995
                                    -------------------------------
                                          (Dollars in millions)
    Net sales:
         Flooring                   $ 469.1     $ 336.4     $ 261.8
         Cabinets                     183.8       197.9       197.1
                                     ------      ------      ------
              Total net sales         652.9       534.3       458.9
                                     ------      ------      ------

    Gross profit                      157.6       131.5       116.5
    Selling, general and
         administrative
         expenses                      80.5        68.6        60.8
    Amortization
         of goodwill                    2.6         1.7         1.5
                                     ------      ------      ------
    Operating income                $  74.5     $  61.2     $  54.2
                                     ======      ======      ======

    As a percent of net sales:
         Gross profit                  24.1%       24.6%       25.4%
         Selling, general and
         administrative expenses       12.3        12.8        13.3
         Operating income              11.4        11.4        11.8

Fiscal year 1997 compared to fiscal year 1996
---------------------------------------------

    Net sales for fiscal 1997 were $652.9 million, an increase of 22.2% over 1996 net sales of $534.3 million.

    Net flooring sales increased 39.5% to $469.1 million from $336.4 million in the prior year. Fiscal 1997 results include Hartco Flooring Company, which was acquired on June 28, 1996 and Robbins Hardwood Flooring, Inc., which acquired the Robbins Residential Flooring operations on March 28, 1997. Unit sales of hardwood flooring increased 31.9%. International sales were 12.0% of total flooring sales, which represented an increase of 51.8% over 1996 international sales.

    Net cabinet sales were $183.8 million in 1997 compared to $197.9 million in 1996. Unit sales declined 13.9%, while the average unit selling price increased 7.9%. The higher unit selling price is confirmation that the Company continues to be more selective in accepting orders.

    Consolidated gross profit for 1997 was $157.6 million, or 24.1% of net sales, compared to $131.5 million, or 24.6% of net sales in 1996. The decrease in gross profit percentage in 1997 was caused primarily by the cost of lumber, which greatly exceeded anticipated costs, partially offset by improved sales prices and manufacturing efficiencies.

    Selling, general and administrative expenses were $80.5 million, or 12.3% of net sales in 1997, compared to $68.6 million, or 12.8% of net sales in 1996. The total spending increase of $11.9 million was primarily due to marketing, selling and advertising expenses required to support increased sales and to expenses related to recent flooring acquisitions.

    Operating income was $74.5 million, or 11.4% of net sales in 1997, compared to $61.2 million, or 11.4% of net sales in 1996.

    Interest expense was $22.9 million in 1997, compared to $19.7 million in 1996. The higher interest expense is primarily attributable to the cost of financing the acquisition of Robbins Hardwood Flooring in March, 1997.

    Provision for income taxes of 38.5% of pretax income reflects increased rates over 1996, resulting from the full utilization of tax loss carry forwards, partially offset in the fourth quarter by a benefit from the restructuring of certain manufacturing operations.

    Net income for 1997 was $31.8 million, compared to $25.6 million in 1996, an increase of 23.9% on a 22.2% increase in net sales.

Fiscal year 1996 compared to fiscal year 1995
---------------------------------------------

    Net sales for fiscal 1996 were $534.3 million, an increase of 16.4% over 1995 net sales of $458.9 million.

    Net flooring sales increased 28.5% to $336.4 million from $261.8 million in the prior year. These results benefited from the acquisition of Hartco Flooring Company in June, 1996. Unit sales of hardwood flooring increased 29.6% and, without Hartco, the increase in units was 13.5%. The National Oak Flooring Manufacturers Association (NOFMA) reported that 3/4" thick flooring sales increased 11.3% in units in 1996. Without Bruce, NOFMA's 3/4" thick industry shipments increased 9.2%. International sales were 11.5% of total flooring sales, which represented an increase of 55.6% over 1995.

    Net cabinet sales, without the impact of the decline in sales from the discontinued sales of the Beltsville Building Products unit, increased 8.0%, which represents a growth in unit sales of 5.1% and an average unit selling price increase of 2.8%. Cabinet industry shipments in 1996, as reported by the Kitchen Cabinet Manufacturers Association, were 74 million units, an increase of 2.5% over 1995.

    Consolidated gross profit for 1996 was $131.5 million, or 24.6% of net sales, compared to $116.5 million, or 25.4% of net sales in 1995. The decrease in gross profit percentage in 1996 was caused primarily by three factors: lower prices in flooring which were down 1.1% for the year; expenses incurred in the first half of 1996 related to the closing of the Beltsville Building Products Unit; and higher lumber costs, primarily in the fourth quarter.

    Selling, general and administrative expenses were $68.6 million, or 12.8% of net sales in 1996, compared to $60.8 million, or 13.3% of net sales in 1995. The total spending increase of $7.8 million was primarily due to marketing and selling expenses required to support the higher sales, and to the selling and administrative expenses of Hartco since June 28, 1996.

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

Liquidity and Capital Resources
-------------------------------

    The Company has a Credit Facility which provides for up to $90.0 million of revolving credit loans for working capital and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At January 2, 1998, the Company had $39.4 million of borrowings under this facility.

    For the year ended January 2, 1998, cash decreased by $15.8 million. Cash of $55.6 million was used for the acquisition of Robbins Hardwood Flooring on March 28, 1997. In addition, cash used for additions to property, plant and equipment was $29.1 million, cash used for the acquisition of Bruce Floor Care Products Trademark was $1.6 million and long-term debt payments were $4.4 million. Bank borrowings of $39.4 million and cash provided by operating activities of $34.8 million were used to offset these expenditures.

    At January 2, 1998, the Company had working capital of $127.5 million, or 23.5% of total assets, and $32.0 million of unused bank borrowing capacity.

    The Company believes that borrowing availability under the Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and planned capital expenditures.

    The Company is in the process of completing the necessary updates for the Year 2000 compliance. Based on its review to date, the Company does not expect the cost of compliance to be material to its financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Triangle Pacific Corp.:

    We have audited the accompanying consolidated balance sheets of Triangle Pacific Corp. and Subsidiaries (a Delaware corporation) as of January 2, 1998, and January 3, 1997, and the related consolidated statements of operations, changes in shareholders' investment, and cash flows for the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triangle Pacific Corp. and Subsidiaries as of January 2, 1998, and January 3, 1997 and the results of their operations and their cash flows for the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP

Dallas, Texas,
  February 2, 1998

                     Triangle Pacific Corp. and Subsidiaries
                          Consolidated Balance Sheets
                                 (In thousands)
                                                 January 2,       January 3,
                                                    1998             1997
                                                ------------     -----------
ASSETS
Current assets:
    Cash and cash equivalents                   $   3,790        $  19,638
    Receivables (net of allowance of
         $3,662 and $3,053, respectively)          70,399           59,236
    Inventories                                   128,988           95,096
    Prepaid expenses                                4,561            3,713
                                                 --------         --------
         Total current assets                     207,738          177,683
                                                 --------         --------

Property, plant and equipment
    Land                                           16,809           15,537
    Buildings                                      65,050           56,274
    Equipment, furniture and fixtures             161,076          133,197
                                                 --------         --------
                                                  242,935          205,008
Less:  accumulated depreciation                    53,294           40,258
                                                 --------         --------
                                                  189,641          164,750
Other assets:
    Goodwill                                       97,375           70,986
    Trademarks                                     38,876           28,333
    Deferred financing costs                        4,437            5,290
    Other                                           5,154            2,921
                                                 --------         --------
Total assets                                    $ 543,221        $ 449,963
                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
    Current portion of long-term debt           $   3,957        $   2,437
    Accounts payable                               28,831           18,520
    Accrued liabilities                            45,970           40,226
    Income taxes payable                            1,499            1,991
                                                 --------         --------
         Total current liabilities                 80,257           63,174
                                                 --------         --------

Long-term debt, net of current portion            232,241          190,604
Other long-term liabilities                         3,565            2,331
Deferred income taxes                              40,246           39,217
                                                 --------         --------
         Total liabilities                        356,309          295,326
                                                 --------         --------
Shareholders' investment:
    Common stock - $.01 par value,
      authorized shares - 30,000,000
      issued and outstanding shares -
      14,740,538 at January 2, 1998 and
      14,686,558 at January 3, 1997                   147              147
    Additional paid-in capital                     93,728           93,212
    Retained earnings                              93,037           61,278
                                                 --------         --------
Total shareholders' investment                    186,912          154,637
                                                 --------         --------
Total liabilities and shareholders' investment  $ 543,221        $ 449,963
                                                 ========         ========

[FN]
The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                    Triangle Pacific Corp. and Subsidiaries
                     Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                             Fiscal Years Ended
                                ----------------------------------------------
                                  January 2,     January 3,       December 29,
                                     1998           1997              1995
                                -------------    ------------     ------------
Net sales                       $ 652,866        $ 534,261        $ 458,868
                                 ---------        ---------        ---------
Costs and expenses:
    Cost of sales                 495,256          402,759          342,348
    Selling, general and
       administrative              80,503           68,611           60,841
    Amortization of goodwill        2,638            1,739            1,520
    Interest                       22,863           19,719           18,380
                                 --------         --------         --------
                                  601,260          492,828          423,089
                                 --------         --------         --------
Income before income taxes         51,606           41,433           35,779
Provision for income taxes         19,847           15,809           13,774
                                 --------         --------         --------
Net income                      $  31,759        $  25,624        $  22,005
                                 ========         ========         ========

Net income per share
    Basic                       $    2.16        $    1.75        $    1.50
    Diluted                     $    2.07        $    1.71        $    1.49
Weighted common shares
    outstanding
    Basic                          14,716           14,670           14,663
    Diluted                        15,321           15,005           14,815






























[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Triangle Pacific Corp. and Subsidiaries
       Consolidated Statements of Changes in Shareholders' Investment
                               (In thousands)
                                      Additional
                            Common      Paid-In      Retained
                            Stock       Capital      Earnings          Total
----------------------------------------------------------------------------
Balance, December 30, 1994  $ 147      $ 93,098      $ 13,649       $106,894
Net income                      -             -        22,005         22,005
Exercise of stock options       -             2             -              2
----------------------------------------------------------------------------
Balance, December 29, 1995  $ 147      $ 93,100      $ 35,654       $128,901
Net income                      -             -        25,624         25,624
Stock incentive bonus
   shares issued                -            18             -             18
Exercise of stock options       -            94             -             94
----------------------------------------------------------------------------
Balance, January 3, 1997    $ 147      $ 93,212      $ 61,278       $154,637
Net income                      -             -        31,759         31,759
Stock incentive bonus
   shares issued                -           386             -            386
Exercise of stock options       -           130             -            130
----------------------------------------------------------------------------
Balance, January 2, 1998    $ 147      $ 93,728      $ 93,037       $186,912
============================================================================






































[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                   Triangle Pacific Corp. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (In thousands)
                                              Fiscal Years Ended
                                    ------------------------------------------
                                    January 2,    January 3,      December 29,
                                       1998          1997             1995
------------------------------------------------------------------------------
Cash flows from operating
 activities:
    Net income                    $  31,759       $  25,624       $  22,005
    Adjustments:
      Depreciation                   14,699          11,946           9,439
      Deferred income taxes           1,029            (313)           (507)
      Amortization of goodwill
         and trademarks               3,645           2,539           2,320
      Amortization of deferred
         financing costs                941             898           1,432
      Provision for doubtful
         accounts                       850             422             435
    Changes in assets and
     liabilities:
      Receivables                    (5,548)         (1,562)         (7,538)
      Inventories                   (20,629)         (6,306)         (3,672)
      Prepaid expenses                 (805)          1,291            (801)
      Accounts payable                8,417            (365)           (637)
      Accrued liabilities -
        other                         2,353           5.107            (197)
      Accrued liabilities -
        interest                        173            (204)           (641)
      Income taxes payable             (493)          1,991               -
      Other                          (1,614)           (575)            348
------------------------------------------------------------------------------
Net cash provided by operating
  activities                         34,777          40,493          21,986
------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of property,
    plant and equipment                 199           4,341              10
  Additions to property, plant
    and equipment                   (29,147)        (13,506)        (11,624)
  Acquisition of Hartco Flooring          -         (36,140)              -
  Acquisition of KREDA Bonds              -          (5,012)              -
  Acquisition of Robbins Flooring   (55,627)              -               -
  Acquisition of Bruce Floor Care
    Products Trademark               (1,550)              -               -
------------------------------------------------------------------------------
Net cash (used) in investing
  activities                        (86,125)        (50,317)        (11,614)
------------------------------------------------------------------------------
Cash flows from financing activities:
  Long-term debt borrowings          39,400               -               -
  Long-term debt payments            (4,416)         (3,213)         (3,767)
  Refinancing costs                       -               -            (712)
  Exercise of stock options             130              94               2
  Stock incentive bonus shares issued   386               -               -
  Reimbursement of construction
    deposits                              -               -           1,780
------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities               35,500          (3,119)         (2,697)
------------------------------------------------------------------------------
Net (decrease) increase in cash   $ (15,848)      $ (12,943)      $   7,675
Cash and cash equivalents,
  beginning of period                19,638          32,581          24,906
------------------------------------------------------------------------------
Cash and cash equivalents,
  end of period                   $   3,790       $  19,638       $  32,581
==============================================================================

                   Triangle Pacific Corp. and Subsidiaries
                 Consolidated Statements of Cash Flows (cont'd)
                                 (In thousands)

                                                Fiscal Years Ended
                                    ------------------------------------------
                                    January 2,    January 3,      December 29,
                                       1998          1997             1995
------------------------------------------------------------------------------
Supplemental disclosures of cash
 flow information:

  Cash paid during the period for:
    Interest                      $  20,706       $  18,352       $  18,603
    Income taxes                     16,084          13,391          17,831


















































[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES to CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Triangle Pacific Corp. (the "Company") conducts its operations through a single business segment which consists of the manufacture and distribution of hardwood flooring products and kitchen and bathroom cabinets. The Company's products are used primarily in residential new construction and remodeling. Flooring products accounted for approximately 72% and kitchen cabinets 28%, of the Company's revenues during 1997. The Company's products are sold throughout the U.S. and a portion of the flooring products are sold worldwide.

Basis of Consolidation:
-----------------------

    The consolidated financial statements include the financial statements of Triangle Pacific Corp. and its subsidiaries. All intercompany balances and transactions have been eliminated. The Company maintains its records on a 52/53 week year.

Net Income Per Share:
---------------------

    Net income per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during each period. Common stock equivalents represent the dilutive effect of outstanding stock options and warrants.

    The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share" in the fourth quarter of 1997. Under SFAS 128, the Company has reported two net income per share amounts. Basic net income per share is calculated based on income available to common shareholders and the weighted-average number of shares outstanding during the period. Diluted net income per share includes additional dilution attributable to stock options and warrants. For comparative purposes, both basic and diluted net income per share are presented for the three fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995. Diluted net income per share in each of these three years are approximately the same as the previously reported net income per share.

Cash and Cash Equivalents:
--------------------------

    The Company considers all investments with an original maturity of less than three months to be cash equivalents. All cash equivalents are investment grade such as U.S. Government or A-1 or better securities rated by Standard & Poor's Corporation.

Inventories:
------------

    Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used primarily for lumber and certain other inventories and the first-in, first-out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $65,407,000 at January 2, 1998 and $35,311,000 at January 3,1997. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have increased by $9,463,000 at January 2, 1998 and $2,851,000 at January 3, 1997. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                     January 2,       January 3,
                                        1998             1997
                                    ----------------------------
                                           (in thousands)
         Raw materials              $  64,808         $  50,873
         Work-in-process               13,747             7,259
         Finished goods                50,433            36,964
                                     --------          --------
             Total                  $ 128,988         $  95,096
                                     ========          ========

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

Intangible Assets:
------------------

    The Company annually evaluates its carrying value and expected period of benefit of trademarks and goodwill in relation to results of operations. In determining the recoverability of these assets the Company analyzes its historical and future ability to generate earnings before interest and taxes. Deferred financing costs are being amortized on the straight-line method over the lives of the related debt. Trademarks and goodwill are being amortized over 40 years. Accumulated amortization of trademarks and goodwill is $4,674,000 and $9,919,000, respectively, at January 2, 1998 and $3,667,000 and
$7,281,000, respectively, at January 3, 1997.

Fair Value of Financial Instruments:
------------------------------------

    The Company's cash equivalents and long-term debt are recorded at cost, which approximates fair market value at January 2, 1998.

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

NOTE 2 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                    January 2,        January 3,
                                      1998              1997
                                    ----------------------------
                                           (In thousands)
    Senior Notes, 10 1/2%
         due 8-1-2003               $ 160,000         $ 160,000
    Revolving note - bank              39,400                 -
    Capitalized lease
         obligations                   15,088            16,996
    Industrial revenue
         bonds                         21,710            16,045
                                     --------          --------
                                      236,198           193,041
    Less:  Current portion
         of long-term debt             (3,957)           (2,437)
                                     --------          --------
                                    $ 232,241         $ 190,604
                                     ========          ========

    Letters of credit outstanding were $18.6 million at January 2, 1998 and $15.0 million at January 3, 1997, under a facility pursuant to which they can be renewed or replaced.

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

    Based on the Company's operations through January 2, 1998, the amount of Restricted Payments that the Company could make under the Indenture was $55,134,000.

    The Indenture specifies a number of events of default including, among others, the failure to make timely principal and interest payments or to meet the covenants contained therein. The Indenture contains a cross-default to other indebtedness of the Company aggregating more than $5,000,000 and certain customary bankruptcy and insolvency defaults. Upon the occurrence of an event of default under the Indenture, the Trustee or the holders of not less than 25% in principal amount of the outstanding Senior Notes may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of a bankruptcy or insolvency default.

Credit Facility:
----------------

    In December 1995, the Company entered into a Credit Facility, which provides for up to $90 million of revolving loans for working capital and general corporate purposes and for letters of credit. Availability of borrowings under the Credit Facility is based upon a formula related to inventory and accounts receivable. At January 2, 1998, the Company had $39.4 million of borrowings under the Credit Facility and had an additional $32.0 million of borrowing capacity under this facility. Borrowings under the Credit Facility bear interest at the agent's prime rate plus 0.375% (8.875% at January 2, 1998) or, at the Company's option, at certain alternate floating rates, and are secured by a pledge of the Company's inventory and accounts receivable. The Credit Facility expires on December 21, 2000.

    The Credit Facility contains covenants which restrict, among other things, the incurrence of additional indebtedness and rental obligations by the Company and its subsidiaries, the payment of dividends and other distributions related to the capital stock of the Company, the creation of liens on the assets of the Company and its subsidiaries, the creation of certain restrictions on the payment of dividends and other distributions by the Company's subsidiaries, investments and capital expenditures by the Company and its subsidiaries, the creation of new subsidiaries by the Company, and certain mergers, sales of assets and transactions with affiliates.

    The Credit Facility also contains certain financial covenants relating to the consolidated financial condition of the Company and its subsidiaries, including covenants relating to their net worth, the ratio of their earnings to their fixed charges, the ratio of their earnings to their interest expense, the ratio of their current assets to their current liabilities, and the ratio of their indebtedness to their total capitalization. At January 2, 1998, the Company was in compliance with all financial covenants.

    The Credit Facility specifies a number of events of default including, among others, the failure to make timely payments of principal, fees, and interest, the failure to perform the covenants contained therein, the failure of representations and warrants to be true, the occurrence of a "change of control"[as defined in the Credit Facility, to include, among other things, the ownership by any person or group of more than 25% (or, in the case of The TCW Group, Inc. and its affiliates, 50%) of the total voting securities of the Company], and certain impairments of the security for the Credit Facility.
The Credit Facility also contains a cross-default to other indebtedness of the Company aggregating more than $2,000,000 and certain customary bankruptcy, insolvency and similar defaults. Upon the occurrence of an event of default under the Credit Facility, at least three of the lenders holding at least 60% of the principal indebtedness outstanding under the Credit Facility may declare all amounts thereunder immediately due and payable, except that such amounts automatically become immediately due and payable in the event of certain bankruptcy, insolvency or similar defaults.

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

Industrial Revenue Bonds:
-------------------------

    On June 28, 1996, in connection with the acquisition of Hartco Flooring Company, the Company acquired $10,000,000, in floating interest rate, City of Somerset, Kentucky, Industrial Revenue Bonds, due in full on August 1, 2009. These bonds were used to finance the Somerset, Kentucky hardwood flooring plant and are collateralized by a $10,000,000 letter of credit. At January 2, 1998, the various Industrial Revenue Bond (IRB) notes have interest rates that ranged up to 8.25% and at January 3, 1997, the interest rates ranged up to 7.87%.

    These IRB notes are payable through 2009 and are collateralized by the related underlying assets.

    Maturities for all long-term debt are as follows:

                                           (In thousands)
                   1998                       $    3,957
                   1999                            4,111
                   2000                           45,011
                   2001                            4,800
                   2002                            1,198
                   Thereafter                    177,121
                                               ---------
                        Total                 $  236,198
                                               =========

NOTE 3 - INCOME TAXES:

    The components of the deferred tax liability and asset are as follows:

                                          January 2,        January 3,
                                             1998              1997
                                          ----------------------------
                                                 (In thousands)
Deferred Tax Liability:
    Property, plant and equipment         $  26,925         $  27,824
    Trademarks                               10,108            11,022
    Other                                     7,856             7,338
                                           --------          --------
    Total                                 $  44,889         $  46,184
                                           --------          --------

Deferred Tax Asset:
    Other                                 $   4,643         $   6,967
                                           --------          --------
    Total                                 $   4,643         $   6,967
                                           --------          --------
Net Deferred Tax Liability                $  40,246         $  39,217
                                           ========          ========

    The provision for income taxes consists of the following:

                                            Fiscal Years Ended
                                    ------------------------------------
                                    January 2,  January 3,  December 29,
                                       1998        1997         1995
                                    ------------------------------------
                                             (In thousands)
Current:
    Federal                         $ 13,097    $ 12,338    $ 12,006
    State and local                    2,736       2,625       1,689
                                     -------     -------     -------
                                    $ 15,833    $ 14,963    $ 13,695
                                     -------     -------     -------
Deferred:
    Federal                         $  3,687    $    722    $     22
    State and local                      327         124          57
                                    --------     -------     -------
                                    $  4,014    $    846    $     79
                                     -------     -------     -------
Total                               $ 19,847    $ 15,809    $ 13,774
                                     =======     =======     =======

    The tax provision for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995 was 38.5%, 38.2% and 38.5% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal Statutory rate are as follows:

                                            Fiscal Years Ended
                                    ------------------------------------
                                    January 2,  January 3,  December 29,
                                       1998        1997         1995
                                    ------------------------------------
                                             (In thousands)
Computed (expected)
    tax provision                   $ 18,062    $ 14,502    $ 12,522

Increase (decrease) from:
    State and local taxes              2,023       1,830       1,155
    Amortization of goodwill             685         609         532
    Foreign sales                       (463)       (394)       (292)
    Other book to tax
      differences, net                  (460)       (738)       (143)
                                     -------     -------     -------
         Total                      $ 19,847    $ 15,809    $ 13,774
                                     =======     =======     =======

NOTE 4 - OPERATING LEASE COMMITMENTS:

    The Company rents certain real estate and equipment under operating leases expiring at various dates to 2015. Several leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

    The following is a summary of minimum future rental payments required under operating leases that have initial non-cancelable lease terms in excess of one year:

                                             (In thousands)
              1998                            $    1,928
              1999                                 1,143
              2000                                   670
              2001                                   236
              2002                                   118
              Thereafter                             122
                                               ---------
                   Total                      $    4,217
                                               =========

    Rental expense for operating leases amounted to $7,062,000, $6,682,000 and $8,335,000 for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995, respectively.

NOTE 5 - EMPLOYEE BENEFIT PLANS:

Pension and Profit Sharing Plans:
---------------------------------

    The Company sponsors several defined benefit pension plans and is required to contribute to several labor union-related defined contribution plans.
Total pension expense was $1,268,000, $1,169,000 and $1,114,000 for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995, respectively, including $647,000, $517,000 and $538,000, respectively, for defined benefit plans, which includes amortization of prior service costs over the estimated average remaining service period of active employees.

    The following table sets forth the defined benefit pension plans' funded status at January 2, 1998 and January 3, 1997.

                                                January 2,        January 3,
                                                   1998              1997
                                                ----------------------------
                                                       (In thousands)
    Actuarial present value of
       benefit obligation:
         Vested                                $  10,566          $  10,519
         Non-vested                                  695                566
                                                --------           --------
    Accumulated and projected
       benefit obligation                         11,261             11,085
    Plan assets at fair value                     11,066             10,538
                                                --------           --------
    Projected benefit obligation
       in excess of plan assets                     (195)              (547)
    Unrecognized prior service costs                 842                598
    Unrecognized net loss from past
       experience different from that
       assumed and effects of changes
       in assumptions                                724              1,235
    Adjustment to recognize
       minimum liability                          (1,071)            (1,761)
                                                 -------           --------
    Prepaid (accrued) pension expense          $     300          $    (475)
                                                ========           ========

    Net periodic pension costs for defined benefit pension plans for the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995, include the following components:

                                                  Fiscal Years Ended
                                         ------------------------------------
                                         January 2,  January 3,  December 29,
                                            1998       1997         1995
                                         ------------------------------------
                                                  (In thousands)
     Service cost-benefits
         earned during the period        $     317   $     277   $     271
     Interest cost on projected
         benefit obligation                    897         818         779
     Actual return on plan assets           (1,483)     (1,129)       (825)
     Net amortization and deferral             916         551         313
                                          --------    --------    --------
     Net periodic pension cost           $     647   $     517   $     538
                                          ========    ========    ========

    A weighted average discount rate of 8.5% was used in 1997, 1996 and 1995 to determine the benefit obligations of the Company's defined benefit pension plans. The plans do not provide for future compensation increases in calculating benefit obligations as the benefits do not derive from compensation levels but from length of service. The plans' assets are invested in a diversified portfolio of common stocks and fixed income securities. The expected long-term rate of return on plan assets was 8.0% in 1997, 1996 and 1995.

    The Company has a profit sharing plan for salaried employees, and a supplemental profit sharing plan for certain salaried employees to which contributions are made at the discretion of its Board of Directors as long as the Company has met specified financial goals. The fiscal year 1997, 1996 and 1995 contributions were $1,250,000, $1,250,000 and $1,245,450, respectively.

Long-Term Incentive Plans:
--------------------------

    In June 1993, the Company adopted the Triangle Pacific Corp. Long-Term Incentive Compensation Plan, (the "Long-Term Incentive Plan") which authorizes grants of various incentive awards to all regular salaried full-time officers and key employees of the Company. There are 1,400,000 shares of common stock authorized for issue under this plan. In February 1994, March 1994, February 1996, April 1996 and May 1997 stock options were granted for an aggregate of 1,072,700 shares at 100% of fair market value at the respective dates of grant.

    The following summarizes the Company's stock option activity:


                                                            Weighted
                               Number                        Average
                                 of     Exercise Price    Exercise Price
                               Shares     Per Share         Per Share
    --------------------------------------------------------------------
    Outstanding,
         December 30, 1994     731,205   $ 2.99 - $15.13      $11.56

    1995
         Granted                    -         -                    -
         Exercised                (756)      $ 2.99           $ 2.99
         Forfeited                   -          -                  -
    --------------------------------------------------------------------
    Outstanding,
         December 29, 1995     730,449    $ 2.99 - $15.13     $11.57
    1996
         Granted               237,500        $16.38          $16.38
         Exercised             (22,093)   $ 2.99 - $14.44     $ 4.29
         Forfeited             (14,200)   $14.44 - $15.13     $14.64
    --------------------------------------------------------------------
    Outstanding,
         January 3, 1997       931,656    $ 2.99 - $16.38     $12.99
    1997
         Granted               277,500        $28.38          $28.38
         Exercised             (28,455)   $ 2.99 - $14.44     $ 4.58
         Forfeited              (8,750)   $14.44 - $28.38     $16.38
    --------------------------------------------------------------------
    Outstanding,
         January 2, 1998     1,171,951    $ 2.99 - $28.38     $16.68
    ====================================================================

    All stock options are granted with exercise prices equal to the fair market value of the Company's common stock at the date of grant. The weighted average exercise prices of the stock options granted during 1997 was $28.38. Stock options expire ten years from date of grant and vest equally over a four year period. The number of stock options exercisable at January 2, 1998, was 601,376 shares. These stock options have a weighted average exercise price of $11.98 per share and a weighted average contractual life of 6.0 years.

    The Company accounts for stock options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the stock options issued subsequent to January 1, 1995 been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), the Company's pro forma net income and net income per share for 1997, 1996 and 1995 would not have been materially different from reported net income and net income per share. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, pro forma compensation cost may not be representative of that to be expected in future years.

    The value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for 1997 grants: risk free interest rate of 6.88%, expected dividend yield of 0%; expected life of ten years; and expected volatility of 29.06%.

    The Company has a performance-based cash incentive plan for officers and other key employees to make annual bonus awards based upon pre-established criteria which were approved by the Board of Directors. The expense under this plan was $3,743,000, $3,282,000, and $2,287,000 in 1997, 1996 and 1995,
respectively.

Non-Employee Director Stock Option Plan:
----------------------------------------

    The Company has a Non-Employee Director Stock Option Plan for up to 100,000 shares of common stock. Options have been granted to six non-employee directors for an aggregate of 48,000 shares, with exercise prices equal to the fair market value at the date of grant. These options are currently exercisable and generally expire 10 years from the date of grant.

Post-Retirement and Post-Employment Benefits:
---------------------------------------------

    The Company, as of January 2, 1998, generally does not provide post-retirement life or health insurance benefits or any post-employment benefits other than those previously discussed.

NOTE 6 - ACCRUED LIABILITIES:

    Amounts included in accrued liabilities are as follows:

                                    January 2,        January 3,
                                       1998              1997
                                    ----------------------------
                                            (In thousands)
    Payroll                         $  9,874          $  8,187
    Pension and profit sharing         1,766             1,919
    Taxes                              3,780             3,311
    Insurance                          8,911             9,340
    Interest                           7,202             7,029
    Marketing                          9,232             5,363
    Other                              5,205             5,077
                                     -------           -------
         Total                      $ 45,970          $ 40,226
                                     =======           =======

NOTE 7 - SUPPLEMENTARY QUARTERLY FINANCIAL DATA (unaudited):
         (In thousands, except per share amounts)

                                                           Net Income
                                                           Per Share
                  Net         Gross       Net         --------------------
Quarters          Sales       Profit      Income       Basic      Diluted
--------------------------------------------------------------------------
1997
First Quarter     $145,205    $ 36,237   $  5,859     $ 0.40      $ 0.38
Second Quarter     175,249      41,738      9,058       0.62        0.59
Third Quarter      165,795      40,485      8,415       0.57        0.55
Fourth Quarter     166,617      39,150      8,427       0.57        0.55

1996
First Quarter     $110,525    $ 25,926   $  3,904     $ 0.27      $ 0.26
Second Quarter     131,471      34,364      7,433       0.51        0.50
Third Quarter      142,941      34,755      6,762       0.46        0.45
Fourth Quarter     149,324      36,457      7,525       0.51        0.50

NOTE 8 - ACQUISITION OF RESIDENTIAL FLOORING DIVISION OF
         ROBBINS, INC. AND SEARCY FLOORING, INC.

    On March 28, 1997, Robbins Hardwood Flooring Inc., a newly formed wholly-owned subsidiary of Triangle Pacific Corp., acquired from Robbins Inc. and its affiliate Searcy Flooring, Inc., substantially all the assets and assumed certain liabilities (primarily IRB financing and trade payables) associated with their residential flooring operations. The purchase price was $64.2 million consisting of $55.6 in cash and the balance in assumed liabilities.

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

    The net purchase price was allocated as follows:

                                                    (in thousands)
    Net working capital                               $  14,661
    Net property, plant and equipment                    11,295
    Other assets                                          2,923
    Goodwill                                             36,941
    Other non-current liabilities                       (10,193)
                                                       --------
         Cash paid for Robbins Hardwood Flooring      $  55,627
                                                       ========

NOTE 9 - ACQUISITION OF HARTCO FLOORING COMPANY:

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
                                                       ========

    The unaudited pro forma results below assume the acquisition occurred at the beginning of the years ended January 3, 1997 and December 29, 1995. (In thousands, except per share amounts)

                                             Fiscal Years Ended
                                          ------------------------
                                          January 3,  December 29,
                                             1997        1995
                                          ------------------------
    Net sales                             $ 574,680   $ 529,657
    Net income                               25,958      21,346
    Net income per share                  $    1.73   $    1.44

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 5, 1998 sets forth certain information regarding the directors and is incorporated herein by reference. The section entitled "Executive Compensation-Compliance with Section 16(a) of the Exchange Act" appearing in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 5, 1998 sets forth certain information regarding reporting under Section 16 of the Securities Exchange Act of 1934, as amended, and is incorporated herein by reference. Certain information with respect to the executive officers of the Registrant is set forth in Part I of this Form 10-K under the caption "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding the compensation of management is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 5, 1998, under the caption "Executive Compensation" and, except for the report of the compensation committee of the Board of Directors and the information contained under the caption "Performance Graph," is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding ownership of the Company's Common Stock is contained in the definitive proxy statement of the Registrant for the annual meeting of shareholders to be held on May 5, 1998, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

            Included in Part II of this report.

            -    Report of independent public accountants

            - Consolidated balance sheets as of January 2, 1998 and January 3, 1997.

            - Consolidated statements of operations for the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995.

            - Consolidated statements of changes in shareholders' investment for the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995.

            - Consolidated statements of cash flows for the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995.

            -    Notes to consolidated financial statements.

     (a)(2) Financial Statement Schedules

            Included in Part IV of this report:

            For the fiscal years ended January 2, 1998, January 3, 1997, and December 29, 1995.

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

     (b)    Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the fourth quarter of the year ended January 2, 1998.

     (c)    Exhibits
            --------

      3.1     -    Restated Certificate of Incorporation of the
                   Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended December 31, 1993).

      3.2     -    Amended and Restated Bylaws of the Registrant
                   (incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.1     -    Form of 10 1/2% Senior Notes due 2003 (incorporated
                   herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31,1993).

      4.2     -    Indenture governing 10 1/2% Senior Notes due 2003
                   (incorporated herein by reference to Exhibit 4.2 to the Registrant's Form 10-K for the fiscal year ended
                   December 31, 1993).

      4.3     -    Credit Agreement dated as of August 4, 1993, as
                   amended, among the Registrant, the Lenders listed therein and CitiCorp USA, Inc., as the Co-Agent for the Lenders, and the Bank of Nova Scotia, as the Agent for the Lenders (the "Credit Agreement")
                   (incorporated herein by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

      4.4     -    Amendment No. 4 to the Credit Agreement dated as of
                   December 2, 1994.

      4.5     -    Amendment No. 6 to the Credit Agreement dated as of
                   December 21, 1995.

      4.6     -    Amendment No. 7 to the Credit Agreement dated as of
                   May 1, 1996.

      4.7     -    Amendment No. 10 to The Credit Agreement dated as of
                   March 19, 1997.

      4.8     -    Amendment No. 11 to the Credit Agreement dated as of
                   September 30, 1997.

     10.1     -    Registration Rights Agreement, dated as of June 5,
                   1992 by and among the Registrant and the Persons listed therein (incorporated herein by reference to Exhibit 10.1 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.2     -    Lenders' Equity Agreement dated as of June 5, 1992 by
                   and among the Registrant and the Banks and other financial institutions listed herein (incorporated herein by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-50724)).

     10.3     -    ESJ Exchange Agreement dated as of June 5, 1992 by
                   and among the Registrant, TPC Holding Corp. and the ESJ Entities (incorporated herein by reference to Exhibit 10.3 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.4*    -    Management Equity Agreement dated as of June 5, 1992
                   by and among the Registrant and the individuals listed therein, and including a form of the Triangle
                   Pacific Corp. Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-50724)).

     10.5*    -    Form of Amended and Restated Employment Agreement
                   dated as of March 8, 1995 between the Company and the individuals named on Schedule 1 thereto.

     10.6*    -    Form of Employment Agreement dated as of March 8,
                   1995 between the Company and the individuals named on
                   Schedule 1 thereto.

     10.7*    -    Salaried Employees Profit Sharing Plan (as restated
                   January 1, 1993) of the Registrant

     10.8*    -    Annual Cash Incentive Bonus System of the Registrant
                   for Officers and Managers.

     10.9*    -    Form of Stock Option Plan of the Registrant
                   (incorporated herein by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.10*   -    Form of Stock Option Agreement of the Registrant
                   (incorporated herein by reference to Exhibit 10.13 to the Registrant's Registration Statement on From S-1
                   (Registration No. 33-64530)).

     10.11    -    Lease dated as of June 1, 1988 by and between West
                   Virginia Jobs and Development Corporation and
                   Registrant (incorporated herein by reference to Exhibit 10.11 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-50724)).

     10.12    -    Amendment to lease effective as of April 14, 1989 by
                   and between West Virginia Jobs and Development
                   Corporation and the Registrant (incorporated herein by reference to Exhibit 10.15 to the Registrant's
                   Registration Statement on Form S-1 (Registration No.
                   33-64530)).

     10.13    -    Second Amendment to lease effective as of November 1,
                   1991 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.14    -    Third Amendment to lease effective as of March 10,
                   1993 by and between West Virginia Economic
                   Development Authority, as successor to West Virginia
                   Jobs and Development Corporation, and the Registrant
                   (incorporated herein by reference to Exhibit 10.17 to the Registrant's Registration Statement on Forms S-1
                   (Registration No. 33-64530)).

     10.15    -    Fourth amendment to lease effective as of September 22,
                   1995 by and between West Virginia Economic Development
                   Authority, as successor to West Virginia Jobs and Development Corporation, and the Registrant.

     10.16*   -    Triangle Pacific Corp. 1993 Long-Term Incentive
                   Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.17*   -    Triangle Pacific Corp. Nonemployee Director Stock
                   Option Plan (incorporated herein by reference to Exhibit 10.19 to the Registrant's Registration
                   Statement on Form S-1 (Registration No. 33-64530)).

     10.18    -    Form of Indemnity Agreement between the Registrant
                   and each of its directors and executive officers
                   (incorporated herein by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1
                   (Registration No. 33-64530)).

     10.19*   -    Supplemental Profit Sharing and Deferred Compensation
                   Plan of the Registrant.

     10.20    -    Stock Purchase Agreement dated as of June 28, 1996 between the Company and Premark International Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant's Form
                   8-K dated June 28, 1996).

     10.21    -    Asset Purchase Agreement dated as of March 28, 1997 between the Company and Robbins, Inc. And Searcy Flooring, Inc.

     11.1     -    Statement re computation of per share earnings

     21.1     -    Subsidiaries of the Registrant

     23.1     -    Consent of Arthur Andersen LLP

     27.1     -    Financial Data Schedule.


















































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


 /s/ Floyd F. Sherman         Chairman of the Board     March 31, 1998
----------------------------  and Chief Executive Officer
   Floyd F. Sherman           (Principal Executive Officer)


 /s/ M. Joseph McHugh         Director and President    March 31, 1998
----------------------------
   M. Joseph McHugh


 /s/ E. Dwain Plaster         Vice President,           March 31, 1998
----------------------------  Treasurer and Chief
   E. Dwain Plaster           Financial Officer
                              (Principal Financial & Accounting Officer)


 /s/ B. William Bonnivier     Director                  March 31, 1998
----------------------------
   B. William Bonnivier


 /s/ Charles M. Hansen, Jr.   Director                  March 31, 1998
----------------------------
   Charles M. Hansen, Jr.


 /s/ David R. Henkel          Director                  March 31, 1998
----------------------------
   David R. Henkel


 /s/ Bruce A. Karsh           Director                  March 31, 1998
----------------------------
   Bruce A. Karsh


 /s/ Jack L. McDonald         Director                  March 31, 1998
----------------------------
   Jack L. McDonald


 /s/ Carson R. McKissick      Director                  March 31, 1998
----------------------------
   Carson R. McKissick


 /s/Karen Gordon Mills                Director                  March 31, 1998
----------------------------
   Karen Gordon Mills

                                                               SCHEDULE II
                                                               -----------

                        TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                        ---------------------------------------
                            VALUATION AND QUALIFYING
                            ------------------------
                             ACCOUNTS AND RESERVES
                             ---------------------
                               (in thousands)
Column A              Column B      Column C      Column D        Column E
--------              --------      --------      --------        --------
                                    Additions
                      Balance at    charged to                    Balance
                      beginning     costs and                     at end of
Classifications       of period     expenses      Deductions(1)   period
---------------------------------------------------------------------------
Fiscal Year ended
 December 29, 1995:
  Reserve for
   doubtful accounts
   and returns and
   allowances        $   2,491     $     435      $     338      $   2,588
                     =====================================================
Fiscal Year ended
 January 3, 1997:
  Reserve for
   doubtful accounts
   and returns and
   allowances        $   2,588     $     672(2)   $     207      $   3,053
                     =====================================================
Fiscal Year ended
 January 2, 1998:
  Reserve for
   doubtful accounts
   and returns and
   allowances        $   3,053     $     850(3)   $     241      $   3,662
                     =====================================================

[FN]
(1)  Write-offs of specific accounts, net of recoveries.
(2)  Includes Hartco balance of $250 at June 28, 1996, acquisition date.
(3)  Includes Robbins balance of $431 at March 28, 1997, acquisition date.