Form 10-Q
period 1998-04-03
TRIANGLE PACIFIC CORP
filed 1998-05-15
CIK 230602

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                               FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             April 3, 1998
                               --------------------------------------------
                                    or

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

                  14,752,345 Shares on April 3, 1998

                       TRIANGLE PACIFIC CORP. AND SUBSIDIARIES

                                    INDEX


PART I FINANCIAL INFORMATION                                     Page No.

Item 1.     Financial Statements

     Consolidated Statements of Operations
     for the three months ended April 3, 1998 and
     April 4, 1997                                                 4

     Consolidated Balance Sheets
     April 3, 1998 and January 2, 1998                             5

     Consolidated Statements of Cash Flows
     for the three months ended April 3, 1998 and
     April 4, 1997                                                 7

     Consolidated Statement of Changes in
     Shareholders' Investment for the three months
     ended April 3, 1998                                           8

     Notes to Consolidated Financial Statements                    9


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                         12


PART II OTHER INFORMATION                                         13


SIGNATURES                                                        14

                          PART I FINANCIAL INFORMATION



Item I.	Financial Statements

Triangle Pacific Corp. and Subsidiaries
Consolidated Financial Statements
for the Three Months ended April 3, 1998





The consolidated financial statements included herein have been prepared by the Company without audit. They contain all adjustments which are, in the opinion of the management, necessary to a fair presentation of financial position and results of operations for the interim periods. The operating results for the interim periods are not necessarily indicative of results to be expected for a full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company's Form 10-K as of January 2. 1998.

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except earnings per share data)
                                                         Three Months Ended
                                                       ----------------------
                                                         April 3,    April 4,
                                                          1998        1997
                                                        --------    --------
Net sales                                               $ 173,442   $ 145,205
                                                         --------    --------
Costs and expenses:

     Cost of sales                                        133,463     108,968

     Selling, general
       and administrative                                  22,173      20,944

     Amortization of goodwill                                 718         490

     Interest                                               6,151       4,993
                                                         --------    --------

                                                          162,505     135,395
                                                         --------    --------

Income before income taxes                                 10,937       9,810

Provision for income taxes                                  4,103       3,951
                                                         --------    --------

Net income                                              $   6,834   $   5,859
                                                         ========    ========

Net income per share

     Basic                                              $    0.46   $    0.40

     Diluted                                            $    0.44   $    0.38

Weighted common shares outstanding

     Basic                                                 14,745      14,704

     Diluted                                               15,502      15,274


[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                      TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                    April 3,       January 2,
                                                      1998           1998
                                                   ---------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                       $   4,744      $   3,790

   Receivables (net of allowance
    of $3,686 and $3,662, respectively)               77,486         70,399

   Inventories                                       146,613        128,988

   Prepaid expenses                                    4,278          4,561
                                                    --------       --------

     Total current assets                            233,121        207,738
                                                    --------       --------

Property, plant and equipment
   Land                                               16,926         16,809

   Buildings                                          68,533         65,050

   Equipment, furniture and fixtures                 170,165        161,076
                                                    --------       --------

                                                     255,624        242,935

   Less:  accumulated depreciation                    57,187         53,294
                                                    --------       --------

                                                     198,437        189,641

Other assets:
   Goodwill                                           97,176         97,375

   Trademarks                                         38,604         38,876

   Deferred financing costs                            4,228          4,437

   Other                                               4,202          5,154
                                                    --------       --------

Total assets                                       $ 575,768      $ 543,221
                                                    ========       ========


[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                                (in thousands)
                                                    April 3,      January 2,
                                                     1998           1998
                                                   ---------      ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
   Current portion of long-term debt              $   3,947      $   3,957

   Accounts payable                                  29,565         28,831

   Accrued liabilities                               38,160         45,970

   Income taxes payable                               6,209          1,499
                                                   --------       --------

     Total current liabilities                       77,881         80,257
                                                   --------       --------

Long-term debt, net of current portion              261,139        232,241

Other long-term liabilities                           3,589          3,565

Deferred income taxes                                39,292         40,246
                                                   --------       --------

     Total liabilities                              381,901        356,309
                                                   --------       --------

Shareholders' investment:

   Common stock - $.01 par value,
     authorized shares - 30,000,000
     issued and outstanding shares -
     14,752,345 at April 3, 1998 and
     14,740,538 at January 2, 1998                      148            147

   Additional paid-in capital                        93,848         93,728

   Retained earnings                                 99,871         93,037
                                                   --------       --------

Total shareholders' investment                      193,867        186,912
                                                   --------       --------

Total liabilities and shareholders' investment    $ 575,768      $ 543,221
                                                   ========       ========

[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)
                                                       Three Months Ended
                                                      --------------------
                                                       April 3,   April 4,
                                                        1998        1997
                                                     ---------   ---------
Cash flows from operating activities:
  Net income                                         $   6,834   $   5,859
  Adjustments:
    Depreciation                                         3,951       3,365
    Deferred income taxes                                 (954)        (21)
    Amortization of goodwill and trademarks                990         690
    Amortization of deferred financing costs               237         231
    Provision for doubtful accounts                         92         130
  Changes in assets and liabilities:
    Receivables                                         (6,995)     (7,880)
    Inventories                                        (17,624)     (3,147)
    Prepaid expenses                                       283         (24)
    Other assets                                           404        (347)
    Accounts payable                                       733       3,600
    Accrued liabilities                                 (3,865)        (31)
    Accrued liabilities - interest                      (3,945)     (4,014)
    Income taxes payable                                 4,710       3,295
    Long-term liabilities                                   25          35
                                                      --------    --------
Net cash (used in) provided by operating activities    (15,308)      1,741
                                                      --------    --------
Cash flows from investing activities:
  Additions to property, plant & equipment             (12,747)     (4,698)
  Acquisition of Robbins Flooring                            -     (55,627)
                                                       --------    -------
Net cash (used in) investing activities                (12,747)    (60,325)
                                                      --------    --------
Cash flows from financing activities:
  Long-term debt borrowings                             29,600      43,100
  Long-term debt payments                                 (712)     (1,117)
  Exercise of stock options                                121           2
  Stock incentive bonus shares issued                        -         386
                                                      --------    --------
Net cash provided by financing activities               29,009      42,371
                                                      --------    --------
Net increase (decrease) in cash and cash equivalents $     954   $ (16,213)
Cash and cash equivalents, beginning  of period          3,790      19,638
                                                      --------    --------
Cash and cash equivalents, end of period             $   4,744   $   3,425
                                                      ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest                                         $   9,586   $   8,516

    Income taxes                                           470         641

[FN]
The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' INVESTMENT
                                  (in thousands)
                                     Additional
                          Common     Paid-In       Retained
                          Stock      Capital       Earnings       Total
                         -------     -------       ---------     -------
Balance,
 January 2, 1998        $    147    $ 93,728      $ 93,037      $186,912

Net income                     -           -         6,834         6,834

Exercise of stock
 options                       1         120             -           121
                          ------     -------       -------       -------
Balance,
 April 3, 1998           $   148    $ 93,848      $ 99,871      $193,867
                         =======     =======       =======       =======


































[FN]
The accompanying notes to consolidated financial statements are an integral part of this statement.

TRIANGLE PACIFIC CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -INVENTORIES:

     Inventories are valued at the lower of cost or market. The last-in, first-out (LIFO) method is used primarily for lumber and certain other inventories and the first-in, first out (FIFO) method is used for all other inventories. Inventories valued by the LIFO method were $55,745,0000 at April 3, 1998 and $42,622,000 at January 2, 1998. Had all inventories been valued by the FIFO method, which approximates current cost, inventories would have been increased by $11,944,000 at April 3, 1998 and $9,463,000 at January 2, 1998. Raw materials inventories include purchased parts and supplies to be used in manufactured products. Work-in-process and finished goods inventories include material, labor and overhead costs incurred in the manufacturing process. The major components of inventories are as follows:

                                              April 3,     January 2,
                                               1998          1998
                                             -----------------------
                                                 (in thousands)

     Raw materials                          $  71,646    $  64,808
     Work-in-process                           15,221       13,747
     Finished goods                            59,746       50,433
                                             --------     --------
          Total                             $ 146,613    $ 128,988
                                             ========     ========

NOTE 2 - LONG-TERM DEBT:

     Long-term debt consists of the following:

                                             April 3,   January 2,
                                              1998        1998
                                           -----------------------
                                               (in thousands)
     Senior Notes, 10 1/2%
          due 8-1-2003                      $ 160,000    $ 160,000
     Revolving note - bank                     69,000       39,400
     Capitalized lease obligations             14,593       15,088
     Industrial revenue bonds                  21,493       21,710
                                             --------     --------
                                              265,086      236,198
     Less: Current portion
          of long-term debt                    (3,947)      (3,957)
                                             --------     --------
                                            $ 261,139    $ 232,241
                                             ========     ========

     Letters of credit outstanding were $18.7 million at April 3, 1998 and $18.6 million at January 2, 1998, under a facility pursuant to which they can be renewed or replaced.

NOTE 3 - INCOME TAXES:

     The components of the deferred tax liability and asset are as follows:

                                              April 3,     January 2,
                                               1998         1998
                                             ------------------------
                                                 (in thousands)
     Deferred Tax Liability:
          Property, plant and equipment     $  27,258      $  26,925
          Trademarks                           10,021         10,108
          Goodwill                              1,629              -
          Other                                 7,023          7,856
                                             --------       --------
             Total                          $  45,931      $  44,889
                                             --------       --------
     Deferred Tax Asset:
          Other                             $   6,639      $   4,643
                                             --------       --------
             Total                          $   6,639      $   4,643
                                             --------       --------
     Net Deferred Tax liability             $  39,292      $  40,246
                                             ========       ========

     The provision for income taxes consists of the following:

                                                 Three Months Ended
                                                --------------------
                                                 April 3,   April 4,
                                                  1998        1997
                                                ---------------------
                                                    (in thousands)
     Current:
          Federal                               $   3,801   $   3,005
          State and local                             229         618
                                                 --------    --------
                                                $   4,030   $   3,623
                                                 --------    --------
     Deferred:
          Federal                               $      66   $     290
          State and local                               7          38
                                                 --------    --------
                                                $      73   $     328
                                                 --------    --------
     Total                                      $   4,103   $   3,951
                                                 ========    ========

     The tax provision for the periods ending April 3, 1998 and April 4, 1997 was 37.5% and 40.3% of pre-tax income, respectively. The factors causing the rate to vary from the U.S. Federal statutory rate are as follows:

                                                 Three Months Ended
                                                --------------------
                                                 April 3,    April 4,
                                                  1998        1997
                                                --------------------
                                                    (in thousands)

     Computed (expected) tax provision          $  3,828     $ 3,434
     Increase (decrease) from:
          State and local taxes                      150         426
          Amortization of goodwill                   193         171
          Foreign sales                              (62)        (98)
          Other book to tax differences, net          (6)         18
                                                 -------      ------
          Total                                 $  4,103     $ 3,951
                                                 =======      ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales for the three months ended April 3, 1998 were $173.4 million, compared to $145.2 million for the three months ended April 4, 1997, representing a 19.4% increase. The 1998 period includes the results of Robbins Hardwood Flooring Inc., which acquired the Robbins Residential Flooring operations on March 28, 1997.

     Net flooring sales increased 34.7% to $133.1 million in the first quarter of 1998 compared to $98.8 million in the same period in 1997. The 1998 period includes the results of Robbins Hardwood Flooring Inc., which acquired the Robbins Residential Flooring operations on March 28, 1997.

     Net cabinet sales were $40.3 million in the first quarter of 1998 compared to $46.4 million in the same period in 1997. Unit sales were down by 15.2%, while average selling price increased 2.5%.

GROSS PROFIT

     Gross profit for the three months ended April 3, 1998 amounted to $40.0 million, or 23.1% of net sales, compared to $36.2 million, or 25.0% of net sales in the same period in 1997. Lumber prices rose 5.1% in the first quarter and were 33.6% higher than last year's first quarter. Lumber prices stabilized in the first quarter and did not rise for the last eight weeks of the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses amounted to $22.2 million, or 12.8% of net sales, for the three months ended April 3, 1998 compared to $20.9 million, or 14.4% of net sales, for the three months ended April 4, 1997. The total spending increase of $1.3 million was primarily for advertising, marketing and field sales expenses.

OPERATING INCOME

     Operating income for the three months ended April 3,1998 was $17.1 million compared to $14.8 million for the three months ended April 4, 1997.

INTEREST EXPENSE

     Interest expense for the three months ended April 3, 1998 was $6.2 million compared to $5.0 for the three months ended April 4, 1997.

NET INCOME

     Net income for the three months ended April 3, 1998 was $6.8 million, or $0.44 per share, compared to $5.9 million, or $0.38 per share, for the three months ended April 4, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In the fiscal quarter ended April 3, 1998, cash increased by $1.0 million. Cash used in operating activities was $15.3 million and cash used for additions to property, plant and equipment was $12.7 million. Bank borrowings of $29.0 million were used to offset this use of cash.

     At April 3, 1998, the Company had working capital of $155.2 million, or 27.0% of total assets, and $2.3 million of unused bank borrowing capacity.

     The Company believes that borrowing availability under its Credit Facility and cash generated from operations will be adequate to fund working capital requirements, debt service payments and the planned capital expenditures.

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties that are detailed from time to time in documents filed by the Company with the SEC. All statements other than statements of historical fact, including, without limitation, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations' regarding the Company's financial position, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            a)    Exhibits

                  Exhibit No.

                       11     -  Statement re-computation of per share
                                 earnings

                       27     -  Financial Data Schedule for the three month
                                 interim period ended April 3, 1998.
                                 (Submitted only in EDGAR filing to Securities and Exchange Commission)

            b) No reports on Form 8-K have been filed during the quarter ended April 3, 1998

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRIANGLE PACIFIC CORP.




Date:  May   , 1998             By:  /s/ M. Joseph McHugh
      -----------------         -----------------------------------
                                  M. Joseph McHugh
                                  President and Chief Operating Officer
                                  (duly authorized officer)





Date:  May   , 1998             By:  /s/ E. Dwain Plaster
      -----------------         -----------------------------------
                                  E. Dwain Plaster
                                  Vice President, Treasurer and
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

                                                                    Exhibit II

                              TRIANGLE PACIFIC CORP.
                        COMPUTATION OF NET INCOME PER SHARE

                                                      Three Months Ended
                                                  --------------------------
                                                   April 3,        April 4,
                                                    1998             1997
                                                  ----------      ----------
BASIC
-----

Net Income                                       $ 6,834,000     $ 5,859,000
                                                  ==========      ==========
Shares outstanding beginning of period            14,740,538      14,686,558

Weighted average number of shares issued
     from incentive bonus shares                           -          17,017

Weighted average number of shares issued
     from exercise of stock options                    4,355             269
                                                  ==========      ==========

Basic weighted common shares outstanding          14,744,893      14,703,844
                                                  ==========      ==========

Basic net income per share                       $      0.46     $      0.40
                                                  ==========      ==========

DILUTED
-------

Weighted average number of shares outstanding     14,744,893      14,703,844

Shares issuable from assumed exercise of
     stock options and stock warrants
     reduced by the number of shares which
     could have been purchased with the
     proceeds from exercise of stock options
     and warrants                                    757,533         569,971
                                                  ----------      ----------
Weighted average common shares outstanding        15,502,426      15,273,815
                                                  ==========      ==========

Diluted net income per share                     $      0.44     $      0.38
                                                  ==========      ==========






